Form 10-K
period 1994-01-01
BANTA CORP
filed 1994-03-28
CIK 9801

FORM 10-K
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended January 1, 1994

                                     OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-6187

                               BANTA CORPORATION

            (Exact name of registrant as specified in its charter)

          Wisconsin                                               39-0148550
(State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                                 I.D. Number)

225 Main Street, Menasha, Wisconsin                                   54952
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (414) 751-7777
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                       which registered
       None                                                     None
Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.10 par value
                        Rights to Purchase Common Stock
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1994: $735,923,158.

     Number of shares of common stock outstanding March 11, 1994:  20,037,388.

                      DOCUMENTS INCORPORATED BY REFERENCE
     (1) Annual Report to Shareholders for year ended January 1, 1994, (incorporated into part II).
     (2) Definitive Proxy Statement for annual meeting of shareholders on April 26, 1994 (incorporated into Part III).

Page Number of Exhibit Index  19
                                Page 1 of

                                    PART I
Item 1.  Business.

General.

     Banta Corporation (the "Corporation"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Box 8003, Menasha, Wisconsin, 54952-8003. The Corporation had a total of 4,304 employees at the end of fiscal 1993.

     The Corporation operates in one business segment-Printing Services. Market classifications of the Corporation's sales are commercial (catalogs, direct mail and single-use products); books (educational, general, trade, data manuals and software services); magazines; and other (prepress services and production of point-of-purchase displays and postage stamps). The Corporation's operations were conducted at 23 production facilities located in Wisconsin, Minnesota, California, Illinois, Massachusetts, Missouri, North Carolina, Utah, and Virginia at the end of fiscal 1993.

     The following table sets forth the approximate percentage of consolidated net sales contributed by each class of similar products and services which accounted for ten percent or more of consolidated net sales for any of the last three fiscal years.

                                   1993      1992      1991
     Commercial                     44%       46%       47%
     Books                          34        30        31
     Magazines                      12        13        12
     Other                          10        11        10
                                  ------    ------    ------
       TOTAL                       100%      100%      100%
                                  ======    ======    ======

     During 1990, the Corporation announced its intention to sell its Banta Ventures, Inc. ("BVI") subsidiary and its net assets were written down to estimated realizable value. Accordingly, the financial statements incorporated by reference herein reflect BVI as a Discontinued Operation for all periods presented. An estimated loss of $8,500,000 from the disposition, net of applicable income tax credits of $1,200,000, was recorded in the third quarter of 1990. During the third quarter of 1991, the Corporation revised its estimate of the realizable value of BVI and recorded an additional $7,600,000 loss provision, net of applicable income tax credits of $3,000,000.

     During the second quarter of 1992, the Corporation completed the sale of the majority of the BVI operations for $12,000,000 cash, 100,000 convertible preferred shares of the buyer, a $2,500,000 note and the assumption of selected liabilities by the buyer. During the second quarter of 1993, the preferred shares were converted into common shares of the buyer which were then sold in a secondary public offering resulting in net proceeds to the Corporation of approximately $3,500,000.

     In March of 1994 the Corporation purchased substantially all of the assets and assumed selected liabilities of Danbury Printing & Litho, Inc. ("Danbury"). The purchase price for this transaction, including liabilities assumed, aggregated approximately $22 million. This acquisition will be accounted for as a purchase. Danbury, which will primarily serve direct marketing customers within the commercial printing market classification, reported 1993 sales of approximately $35 million.

Customers.

     The Corporation sells its products and services to a large number of customers and ordinarily does not have long-term contracts with its customers. Production agreements covering one to three years are becoming more frequent for magazine and catalog production. Production of postage stamps is performed exclusively pursuant to long-term contracts between the Corporation, or its joint venture partners, and the United States Postal Service ("USPS"). Substantially all sales are made to customers through employees of the Corporation and it's subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 25%, 22% and 21% of net sales during 1993, 1992 and 1991, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1993, 1992 or 1991. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

Backlogs.

     The Corporation is primarily a manufacturing services company and provides its customers with printing and converting services. Lead time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors. Backlogs would be expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlogs is not readily available.

Markets Served.

     Below is a description of the primary markets the Corporation serves:

* Commercial

     The Corporation provides catalogs primarily for the consumer, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services provided by various Banta operating units, including computerized mail distribution planning systems which assist our customers in minimizing postage costs, are an integral part of catalog printing services.

     Printed materials for direct marketing customers are provided by three Banta units (including Danbury). These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response.

     Catalog and direct marketing materials are primarily distributed through the USPS as third class or bulk rate postage. Substantial escalation in postage rates, as experienced in 1991, significantly impacts the cost of doing business for the Corporation's customers and may affect future growth opportunities for these markets.

     One of the Corporation's subsidiaries, Ling Products, Inc., provides printed products to the fast-food industry and converts poly film and paper into single-use products for the food service industry and health care industry. In addition, Ling Products extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its health care products include plastic garment covers, examination gowns, stretcher sheets, examination table paper, pillow covers and gloves for personnel who come into contact with patients having highly communicable diseases.

* Books

     The Corporation is one of the largest printers of consumable elementary and high school workbooks in the United States. The Corporation prints other products for publishers of educational and general book markets including textbooks (primarily soft cover), testing materials and paperbound books. Print opportunities in the consumable educational workbook market decreased during the last several years. Publisher consolidations have resulted in fewer companies offering educational products which has reduced the number of projects printed. These newly combined companies have tightened cost and inventory controls. Additionally, the much publicized effort to improve the nation's educational system has prompted schools to try alternate teaching methods. Some of these efforts have replaced consumable workbooks with other materials.

     To reduce its concentration in the elementary and high school markets, the Corporation has increased its marketing efforts for other softcover books including college texts, general books, data manuals and software documentation for the computer industry. The Corporation's operating units serving the computer and software industries print manuals, using both offset printing and high speed photocopying, and offer complete "turnkey services" including computer disk replication, product packaging and distribution. In 1993, the Corporation expanded the array of services it offers customers in this market. New services include 1-800 telephone order fulfillment services, which allows orders to be received directly by our fulfillment facility. The Corporation's CYCLESpeed (SM) service is a new manufacturing system that emphasizes shorter, more frequent production of print orders to minimize our customers' inventory and provides constant monitoring of inventory levels.

     The Corporation's book units also produce multimedia products for educational publishers, industry and professional and trade associations.

     Other customers include publishers of trade books, religious books, cookbooks and manuals.

* Magazines

     The Corporation's two plants serving the magazine market print, sort and mail magazines representing more than 500 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. During 1993, the Corporation began providing its customers with computerized mailing list and distribution services.

* Other

     Prepress services are provided by four of the Corporation's operating units to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film for use in the production of printing plates utilizing computer technology, electronic scanners and cameras.

     KCS Industries Inc., a subsidiary of the Corporation, produces point-of-purchase products such as custom designed signs, displays, labels and decals for a variety of customers including those in the brewing, cosmetic, food, appliance, automotive and home entertainment industries. KCS Industries also produces postage stamps in booklet, coil and sheet format for the USPS.

Competition.

     The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The major competitive factors in the Corporation's business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of printing time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in downward pricing pressures. The Corporation believes it compares favorably with its competitors.

     There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to increased pricing pressure. In the educational market, for instance, activity is greater in the first half of the year, and in the catalog and direct marketing markets, activity is greater in the second half of the year.

Raw Materials.

     The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

     Overcapacity in paper markets during 1993, 1992 and 1991 caused paper to be readily available and resulted at certain times in significant price reductions. The Corporation's average cost of paper fluctuated in 1993 with lower costs during the first six months. A midyear price increase averaged about 10% on most coated paper and much of that increase eroded in the fourth quarter. Overall, the average cost of paper to our customers was about 2% higher in 1993 than in 1992. During 1992 and 1991, the paper prices were on average, 9.1% and 6.5% less, respectively, than in the prior year. However, during the last six months of 1992, paper prices increased modestly.

     The Corporation uses a number of other raw materials, including ink, polyethylene resin (used in film extrusion), solvents, adhesives, wire, packaging materials and subcontracted components. Costs for these materials, other than polyethylene resins, were stable during recent years. Resin prices decreased about 20% during 1991 following the Persian Gulf war, increased about 24% in 1992 and decreased about 10% in 1993.

Development.

     In the graphic arts industry, most research and development is done by equipment and material suppliers. The Corporation generally does not engage in long-range research and development relating to equipment and has not spent significant amounts of money for such purposes. One of the purposes of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage. The Corporation's research and development effort also includes investigations of new markets both for products currently produced by the Corporation, as well as applications of newer technology including the development of certain proprietary inks, coatings, adhesives and machine modifications. During the last several years, eleven professional and technical employees have worked exclusively on research and development activities. Additionally, approximately forty persons from quality control and engineering devoted a portion of their time to research and development.

     The Corporation has environmental compliance programs primarily for control of internal and external air quality, ground water quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 2% to 4% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1994. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements by EPA and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and result in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

                     EXECUTIVE OFFICERS OF THE CORPORATION

Name, Age, Position                 Business Experience During Last Five Years

Calvin W. Aurand, Jr.; 63;. . . . . Chairman of the Board and Chief Executive
 President, Chairman of the         Officer of the Corporation since July
 Board and Chief Executive          1989;  President of the Corporation since
 Officer                            March 1989; President and Chief Operating
                                    Officer of American Bank Note Company
                                    (printer of currency, stamps and stock and bond certificates), 1985-February, 1989.

Gerald A. Henseler; 53; . . . . . . Executive Vice President and Chief
 Executive Vice President and       Financial Officer of the Corporation since
 Chief Financial Officer            1992; Senior Vice President, Chief
                                    Financial Officer and Treasurer of the
                                    Corporation prior thereto.

Ronald D. Kneezel; 37;. . . . . . . Secretary of the Corporation since
 Secretary, Vice President and      December 1, 1991; Vice President and
 General Counsel                    General Counsel of the Corporation since
                                    July, 1988.

Robert A. Kreider; 39;. . . . . . . Treasurer of the Corporation since
 Treasurer and Corporate            November 1992, Corporate Controller since
 Controller                         July 1989; Assistant Treasurer April 1991
                                    - October 1992; Controller of a subsidiary of the Corporation prior thereto.

James E. Milslagle; 54; . . . . . . Vice President of the Corporation since
 Vice President Human Resources     May 1988.

Dennis J. Meyer; 38;. . . . . . . . Vice President of the Corporation since
 Vice President Marketing           January, 1994; Vice President, Quebecor
                                    Printing (manufacturer of printed
                                    materials) 1990-1993; Director of
                                    Marketing, Maxwell Communications
                                    Corporation (manufacturer of printed
                                    materials) 1986-1990.

John E. Tiffany; 55;. . . . . . . . Vice President of the Corporation since
 Vice President Manufacturing       October, 1988.

Allan J. Williamson; 62;. . . . . . President of Banta Company, a division of
 President of Banta Company,        the Corporation, since January, 1991;
 a division of the Corporation      Executive Vice President of Banta Company
                                    prior thereto.

There are no family relationships between the executive officers of the Corporation.

All of the executive officers are elected or appointed annually. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

Item 2.  Properties.

     The Corporation and its subsidiaries own operating plants located in Wisconsin, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1993, these owned facilities include approximately 2,592,000 square feet of space utilized as follows: office space 268,000, manufacturing 1,406,000 and warehouse 918,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation leases four production facilities in Wisconsin; two in Massachusetts; and one each in California, Illinois, Minnesota and Utah, as well as warehouse space in numerous locations. These leased facilities contain approximately 995,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

     One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $3,240,000 as of January 1, 1994.

Item 3.  Legal Proceedings.

     The Corporation is not involved in any material pending legal proceedings, as defined by this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

     As of March 11, 1994, there were approximately 1,778 holders of record of the Corporation's Common Stock.

     Under long-term debt agreements to which the Corporation is a party, payment of cash dividends is restricted. As of January 1, 1994, approximately $56,032,000 was not restricted under these agreements.

     The information set forth under the caption "Dividend Record and Market Prices" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994, (a copy of which is filed as an exhibit to this report) is hereby incorporated herein by reference in answer to the remainder of this Item.

Item 6.  Selected Financial Data.

     The information set forth under the caption "Five-Year Summary of Selected Financial Data" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994, (a copy of which is filed as an exhibit to this report) is hereby incorporated herein by reference in answer to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994, (a copy of which is filed as an exhibit to this report) is hereby incorporated herein by reference in answer to this Item.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Balance Sheets of the Corporation and subsidiaries as of January 1, 1994 and January 2, 1993, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991, together with the related notes thereto, set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994, (a copy of which is filed as an exhibit to this report) are hereby incorporated herein by reference in answer to a portion of this Item.

     The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994 (a copy of which is filed as an exhibit to this report) is hereby incorporated herein by reference in answer to a portion of this item.

     The information set forth under the caption "Report of Independent Public Accountants" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994 (a copy of which is filed as an exhibit to this report) is hereby incorporated herein by reference in answer to the remainder of this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information under the caption "Election of Directors" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 26, 1994, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation.

     The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Board Compensation Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 26, 1994, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in answer to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information under the caption "Stock Ownership of Management" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 26, 1994, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in answer to this Item.

Item 13.  Certain Relationships and Related Transactions.

     The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Board Compensation Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 26, 1994, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in answer to this Item.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a)     The following documents are filed as part of this report:

                                                         PAGE REFERENCE

                                                                ANNUAL REPORT
                                                  FORM 10-K    TO SHAREHOLDERS

 1. Financial Statements:
    Consolidated Balance Sheets
      January 1, 1994 and January 2, 1993                             20
    For the fiscal years ended January 1, 1994,
      January 2, 1993 and December 28, 1991:
        Consolidated Statements of Earnings                           21
        Consolidated Statements of Cash Flows                         22
        Consolidated Statements of
          Shareholders' Investment                                    23
        Notes to Consolidated Financial Statements                   24-30
        Report of Independent Public Accountants                      31
        Consent of Independent Public Accountants     12

 2. Financial Statement Schedules:
      Report of Independent Public Accountants        12
      Schedule V - Plant and Equipment                13
      Schedule VI - Accumulated Depreciation and
        Amortization of Plant and Equipment           14
      Schedule VIII - Valuation and Qualifying
        Accounts                                      15
      Schedule IX - Short Term Borrowings             16
      Schedule X - Supplementary Income Statement
        Information                                   17

    All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

 3. Exhibits:

    3.  (a)  Articles of Incorporation, as amended (1)
        (b)  Amendments to Bylaws
        (c)  Bylaws, as amended

    4.  (a)  Note Purchase Agreements dated December 9, 1986 (2)
        (b)  Amendment to Note Purchase Agreements dated December 9, 1986 (3)
        (c)  Note Purchase Agreement dated June 24, 1988 (4)
        (d)  Amendment to Note Purchase Agreements dated December 9, 1986 (5)
        (e)  Promissory Note Agreement dated July 17, 1990 (6)
        (f)  Rights Agreement dated October 29, 1991 (7)

         [Note: The registrant has outstanding certain issues of industrial revenue bonds, none of which authorize the issuance of securities in an amount exceeding 10% of the registrant's consolidated assets.
         The registrant hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not being registered under which the total amount of securities authorized does not exceed 10% of the registrant's consolidated assets.]

    *10.(a)  Supplemental Retirement Plan for Key Employees (8)
        (b)  Amendment to Supplemental Retirement Plan for Key Employees (9)
        (c)  Prior Amendments to Supplemental Retirement Plan (10)
        (d)  Management Incentive Award Plan (11)
        (e)  Amendment to Management Incentive Award Plan (12)
        (f) Form of Agreements with Gerald A. Henseler and Allan J. Williamson (13)
        (g) Form of Agreements with Calvin W. Aurand, Jr. and Ronald D. Kneezel (14)
        (h)  Form of Agreements with Robert A. Kreider, Dennis J. Meyer, James
             E. Milslagle and John E. Tiffany (15)
        (i)  Letter of Agreement with Calvin W. Aurand, Jr. (16)
        (j) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (17)
        (k) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (18)
        (l) Basic Form of Deferred Compensation Agreements under 1985 and 1988 Deferred Compensation Plans for Key Employees (19)
        (m)  Deferred Compensation Plan for Directors (20)
        (n)  Form of Deferred Compensation Agreements for Directors (21)
        (o) Revised Form of Indemnity Agreements with Directors and Certain Officers (22)
        (p) 1987 Incentive Stock Option Plan; 1987 Nonstatutory Stock Option Plan (23)
        (q)  Amendment to 1987 Nonstatutory Stock Option Plan (24)
        (r)  Executive Trust Agreement (25)
        (s)  Amendment to Executive Trust Agreement
        (t)  Long-term Incentive Plan (26)
        (u)  Amendment to Long-term Incentive Plan (27)
        (v)  1991 Stock Option Plan (28)
        (w)  Agreement with Allan J. Williamson (29)
        (x)  Description of Supplemental Long-term Disability Plan (30)

    13. Annual Report to Shareholders for fiscal year ended January 1, 1994.

        With the exception of those portions specifically incorporated herein by reference (See Part I, Item 1 and Part II, Items 5, 6, 7 and 8) said report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

    21. List of Subsidiaries.

  (1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

  (2) Exhibit No. 4(c) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

  (3) Exhibit No. 4(b) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

  (4) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

  (5) Exhibit No. 4(d) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

  (6) Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

  (7) Exhibit No. 4.1 to the Form 8-K dated October 29, 1991 is hereby incorporated herein by reference.

  (8) Exhibit No. 14 to Form 10-K for the year ended December 29, 1979 is hereby incorporated herein by reference.

  (9) Exhibit No. 10(c) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

* Exhibits 10(a) through 10(x) are management contracts or compensatory plans or arrangements.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

  (10) Exhibit No. 19(a) to Form 10-K for the year ended December 31, 1983, Exhibit No. 19(a) to Form 10-Q for the quarter ended June 30, 1984 and Exhibit No. 10(f) to Form 10-K for the year ended December 28, 1985 are hereby incorporated herein by reference.

  (11) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

  (12) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

  (13) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

  (14) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

  (15) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

  (16) Exhibit No. 10(l) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

  (17) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

  (18) Exhibit No. 10(k) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

  (19) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

  (20) Exhibit No. 10(q) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

  (21) Exhibit No. 10(p) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

  (22) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

  (23) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

  (24) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

  (25) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

  (26) Exhibit No. 10(t) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

  (27) Exhibit No. 19(f) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

  (28) Exhibit No. 10(u) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

  (29) Exhibit No. 10(v) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

  (30) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

                       REPORT OF INDEPENDENT ACCOUNTANTS

We have audited, in accordance with generally accepted standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in item 14(a) are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                        ARTHUR ANDERSEN  & CO.

Milwaukee, Wisconsin,
January 31, 1994.





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included and incorporated by reference in this Form 10-K, into Banta Corporation's previously filed Form S-8 Registration Statements Nos. 33-13584, 33-40036 and 33-54576.






                                                         ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin,
March 21, 1994.

                              BANTA CORPORATION
                       SCHEDULE V - PLANT AND EQUIPMENT
          YEARS ENDED JANUARY 1, 1994 (1993), JANUARY 2, 1993 (1992),
                         AND DECEMBER 28, 1991 (1991)


                                                                                DOLLARS IN THOUSANDS

                                                   BALANCE,        ADDITIONS        RETIREMENTS         OTHER(1)        BALANCE, END
                                                 BEGINNING OF     (TRANSFERS)        OR SALES                             OF YEAR
                                                    YEAR            AT COST
                                                ------------      ------------      ------------      ------------      ------------
Year ended January 1, 1994:
     Land                                       $      6,551      $         46      $         -       $         -       $      6,597
     Buildings                                        68,223             6,268               279            (1,102)           73,110
     Machinery                                       275,378            44,094             3,001               927           317,398
     Furniture & Fixtures                             12,041             3,024               393               175            14,847
     Construction in Progress                          8,877             9,528               -                  -             18,405
                                                ------------      ------------      ------------      ------------      ------------
                                                $    371,070      $     62,960      $      3,673      $          0      $    430,357
                                                ============      ============      ============      ============      ============


Year ended January 2, 1993:
     Land                                       $      5,680      $         -       $         -       $        871      $      6,551
     Buildings                                        58,022             7,599                42             2,644            68,223
     Machinery and Equipment                         251,861            28,028             4,529                18           275,378
     Furniture and Fixtures                           10,518             2,487               659              (305)           12,041
     Construction in Progress                         13,985           (5,108)                -                 -              8,877
                                                ------------      ------------      ------------      ------------      ------------
                                                $    340,066      $     33,006      $      5,230      $      3,228      $    371,070
                                                ============      ============      ============      ============      ============

Year ended December 28, 1991:
     Land                                       $      5,511      $        523      $         41      $      (313)      $      5,680
     Buildings                                        55,372             2,575                30              105             58,022
     Machinery and Equipment                         236,079            16,990             4,607            3,399            251,861
     Furniture and Fixtures                            9,003             1,576               460              399             10,518
     Construction in Progress                          4,033             9,955                -                (3)            13,985
                                                ------------      ------------      ------------      ------------      ------------
                                                $    309,998      $     31,619      $      5,138      $      3,587      $    340,066
                                                ============      ============      ============      ============      ============




(1) Represents primarily the transfer of the remaining video operations assets that were previously recorded as assets held for sale in 1992 and the purchase of plant and equipment of Bushman Press in 1991.
        This column also includes certain reclassification in all three years.

                               BANTA CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT YEARS ENDED JANUARY 1, 1994 (1993), JANUARY 2, 1993 (1992),
                        AND DECEMBER 28, 1991 (1991)

                                                                                DOLLARS IN THOUSANDS
                                                  BALANCE,         ADDITIONS        RETIREMENTS         OTHER(1)        BALANCE, END
                                                BEGINNING OF      (TRANSFERS)        OR SALES                             OF YEAR
                                                    YEAR            AT COST
                                                ------------      ------------      ------------      ------------      ------------
Year ended January 1, 1994:
     Buildings                                  $     18,586      $      2,920      $        304      $         68      $     21,270
     Machinery and Equipment                         140,512            28,269             2,619             1,557           167,719
     Furniture and Fixtures                            6,726             1,983               336               107             8,480
                                                ------------      ------------      ------------      ------------      ------------
                                                $    165,824      $     33,172      $      3,259      $      1,732      $    197,469
                                                ============      ============      ============      ============      ============

Year ended January 2, 1993:
     Buildings                                  $     15,165      $      2,663      $         42      $        800      $     18,586
     Machinery and Equipment                         118,217            26,104             3,733               (76)          140,512
     Furniture and Fixtures                            5,746             1,548               596                28             6,726
                                                ------------      ------------      ------------      ------------      ------------
                                                $    139,128      $     30,315      $      4,371      $        752      $    165,824
                                                ============      ============      ============      ============      ============

Year ended December 28, 1991:
     Buildings                                  $     12,703      $      2,488      $         26      $         -       $     15,165
     Machinery and Equipment                          97,462            24,284             3,529                -            118,217
     Furniture and Fixtures                            4,856             1,262               372                -              5,746
                                                ------------      ------------      ------------      ------------      ------------
                                                $    115,021      $     28,034      $      3,927      $          0      $    139,128
                                                ============      ============      ============      ============      ============



(1) In 1993, represents a reclassification of previously provided reserves related to certain equipment. In 1992, represents the transfer of Video Operation that were previously recorded as Assets Held for Sale. This column also includes certain reclassifications.

                               BANTA CORPORATION
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED JANUARY 1, 1994 (1993), JANUARY 2, 1993 (1992),
                         AND DECEMBER 28, 1991 (1991)






                                                       DOLLARS IN THOUSANDS
                               BALANCE            ADDITIONS            CHARGES           BALANCE, END
                             BEGINNING OF         CHARGED TO              TO               OF YEAR
                                 YEAR             EARNINGS           RESERVE, NET
                             ------------        ------------        ------------        ------------

Reserve for
Doubtful
Receivables:

     1993                    $      2,933        $        938        $        928        $      2,943
                             ============        ============        ============        ============
     1992                    $      2,195        $      1,825        $      1,087        $      2,933
                             ============        ============        ============        ============
     1991                    $      2,354        $      1,309        $      1,468        $      2,195
                             ============        ============        ============        ============


                               BANTA CORPORATION
                      SCHEDULE IX - SHORT-TERM BORROWINGS
          YEARS ENDED JANUARY 1, 1994 (1993), JANUARY 2, 1993 (1992),
                         AND DECEMBER 28, 1991 (1991)




                                                                          DOLLARS IN THOUSANDS

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                 MAXIMUM             AVERAGE             MONTHLY
                                                             WEIGHTED            AMOUNT              AMOUNT              INTEREST
                                         BALANCE,            AVERAGE           OUTSTANDING         OUTSTANDING             RATE
                                          END OF             INTEREST             DURING              DURING              DURING
        CATEGORY                           YEAR                RATE              THE YEAR            THE YEAR            THE YEAR
- -------------------------              ------------        ------------        ------------        ------------        ------------
  1993:  Commercial Paper              $  20,800           3.43%               $    22,810         $     7,364         3.32%
       Bank Borrowings                        -              -                          -                   -            -

  1992:  Commercial Paper                     -              -                 $    10,933         $     2,873         4.33%
       Bank Borrowings                        -              -                          -                   -            -

  1991:  Commercial Paper              $   9,985           5.05%               $    21,431         $    10,006         6.24%
       Bank Borrowings                        -              -                       2,000                 167         8.25%





Commercial paper borrowings are supported by lines of credit aggregating $40,000,000 at January 1, 1994.
Commercial paper maturities generally do not exceed 90 days.
Bank borrowings are arranged on an as-needed basis at various terms.

                               BANTA CORPORATION
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED JANUARY 1, 1994 (1993), JANUARY 2, 1993 (1992),
                        AND DECEMBER 28, 1991 (1991)







                                         DOLLARS IN THOUSANDS
                                1993             1992            1991
                            ------------     ------------     ------------
Maintenance and Repairs     $     13,366     $     12,110     $     10,417










Depreciation and amortization of intangible assets and deferred charges, taxes other than payroll and income taxes, royalties, and advertising costs did not exceed one percent of consolidated sales.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             BANTA CORPORATION





DATE:    March 23, 1994                         BY: /s/ CALVIN W. AURAND, JR.
                                                        Calvin W. Aurand, Jr.,
                                                        Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ CALVIN W. AURAND, JR.                             March 23, 1994
Calvin W. Aurand, Jr. President,
  Chairman of the Board, Chief
  Executive Officer and Director


/s/ GERALD A. HENSELER                                March 23, 1994
Gerald A. Henseler, Executive Vice
  President, Chief Financial Officer,
  and Director


/s/ ROBERT A. KREIDER                                 March 23, 1994
Robert A. Kreider, Treasurer


/s/ GEORGE T. BROPHY                                  March 23, 1994
George T. Brophy, Director

/s/ BERNARD S. KUBALE                                 March 23, 1994
Bernard S. Kubale, Director


/s/ DONALD TAYLOR                                     March 23, 1994
Donald Taylor, Director


/s/ ALLAN J. WILLIAMSON                               March 23, 1994
Allan J. Williamson, Director

                      BANTA CORPORATION - File No. 0-6187
                     Form 10-K, Year Ended January 1, 1994

                                 EXHIBIT INDEX
Exhibit Number

3.    (a)   Articles of Incorporation, as amended                     (1)
      (b)   Amendments to Bylaws
      (c)   Bylaws, as amended

4.    (a)   Note Purchase Agreements dated December 9, 1986           (2)
      (b)   Amendment to Note Purchase Agreements dated
            December 9, 1986                                          (3)
      (c)   Note Purchase Agreement dated June 24, 1988               (4)
      (d)   Amendment to Note Purchase Agreements dated
            December 9, 1986                                          (5)
      (e)   Promissory Note Agreement dated July 17, 1990             (6)
      (f)   Rights Agreement dated October 29, 1991                   (7)

10.   (a)   Supplemental Retirement Plan for Key Employees            (8)
      (b)   Amendment to Supplemental Retirement Plan for
            Key Employees                                             (9)
      (c)   Prior Amendments to Supplemental Retirement Plan         (10)
      (d)   Management Incentive Award Plan                          (11)
      (e)   Amendment to Management Incentive Award Plan             (12)
      (f)   Form of Agreements with Gerald A. Henseler and
            Allan J. Williamson                                      (13)
      (g)   Form of Agreements with Calvin W. Aurand, Jr. and
            Ronald D. Kneezel                                        (14)
      (h)   Form of Agreements with Robert A. Kreider, Dennis J.
            Meyer, James E. Milslagle and John E. Tiffany            (15)
      (i)   Letter Agreement with Calvin W. Aurand, Jr.              (16)
      (j)   1985 Deferred Compensation Plan for Key Employees,
            as amended and restated                                  (17)
      (k)   1988 Deferred Compensation Plan for Key Employees,
            as amended and restated                                  (18)
      (l)   Basic Form of Deferred Compensation Agreements under
            1985 and 1988 Deferred Compensation Plans for
            Key Employees                                            (19)
      (m)   Deferred Compensation Plan for Directors                 (20)
      (n)   Form of Deferred Compensation Agreements for Directors   (21)
      (o)   Revised Form of Indemnity Agreements with Directors
            and Certain Officers                                     (22)
      (p)   1987 Incentive Stock Option Plan; 1987 Nonstatutory
            Stock Option Plan                                        (23)
      (q)   Amendment to 1987 Nonstatutory Stock Option Plan         (24)
      (r)   Executive Trust Agreement                                (25)
      (s)   Amendment to Executive Trust Agreement
      (t)   Long-term Incentive Plan                                 (26)
      (u)   Amendment to Long-term Incentive Plan                    (27)
      (v)   1991 Stock Option Plan                                   (28)
      (w)   Agreement with Allan J. Williamson                       (29)
      (x)   Description of Supplemental Long-term Disability Plan    (30)

                      BANTA CORPORATION - File No. 0-6187
                     Form 10-K, Year Ended January 1, 1994

                            EXHIBIT INDEX CONTINUED

Exhibit Number

13.   Annual Report to Shareholders for fiscal year ended
      January 1, 1994

      With the exception of those portions specifically incorporated herein by reference (See Part I, Item 1 and Part II, Items 5, 6, 7 and 8) said report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21.   List of Subsidiaries

      (1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

      (2) Exhibit No. 4(c) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

      (3) Exhibit No. 4(b) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

      (4) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

      (5) Exhibit No. 4(d) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

      (6) Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

      (7) Exhibit No. 4.1 to the Form 8-K dated October 29, 1991 is hereby incorporated herein by reference.

      (8) Exhibit No. 14 to Form 10-K for the year ended December 29, 1979 is hereby incorporated herein by reference.

      (9) Exhibit No. 10(c) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (10) Exhibit No. 19(a) to Form 10-K for the year ended December 31, 1983, Exhibit No. 19(a) to Form 10-Q for the quarter ended June 30, 1984 and Exhibit No. 10(f) to Form 10-K for the year ended December 28, 1985 are hereby incorporated herein by reference.

     (11) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (12) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (13) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

     (14) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (15) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

     (16) Exhibit No. 10(l) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (17) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (18) Exhibit No. 10(k) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (19) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (20) Exhibit No. 10(q) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (21) Exhibit No. 10(p) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (22) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

     (23) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

     (24) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

     (25) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (26) Exhibit No. 10(t) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (27) Exhibit No. 19(f) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (28) Exhibit No. 10(u) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (29) Exhibit No. 10(v) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (30) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.


All documents incorporated herein by reference are filed with the Commission under File Number 0-6187.