Form 10-Q
period 1994-04-02
BANTA CORP
filed 1994-05-13
CIK 9801

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended APRIL 2, 1994

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

        "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /"

        The registrant had outstanding on April 2, 1994, 20,037,763 shares of $.10 par value common stock.





Page number of Exhibit Index  10

                     BANTA CORPORATION AND SUBSIDIARIES



                                                               INDEX




PART I          Financial Statements:                              PAGE NUMBER


        Unaudited Consolidated Condensed Balance Sheets
          April 2, 1994 and January 1, 1994                             3

        Unaudited Consolidated Condensed Statements of Earnings for
          the Three Months Ended April 2, 1994 and April 3, 1993        4

        Unaudited Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended April 2, 1994 and April 3, 1993    5

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                          6

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    7-8




PART II         Other Information and Signatures:

        Item 4 - Submission of Matters to a Vote of Security Holders    8

        Item 6 - Exhibits and Reports on Form 8-K                       9


Exhibit Index                                                           10


PART I  Item 1 - Financial Statements

                                                 BANTA CORPORATION AND SUBSIDIARIES
                                           UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

ASSETS                                                           APRIL 2, 1994                      JANUARY 1, 1994
Current Assets
   Cash                                                          $     873                          $   8,230
   Receivables                                                     134,043                            125,004
   Inventories                                                      45,998                             52,447
   Other current assets                                             14,451                             12,225
                                                                 ---------                          ---------

      Total Current Assets                                         195,365                            197,906
                                                                 ---------                          ---------

Plant and Equipment                                                471,031                            430,357
Less Accumulated Depreciation                                      206,918                            197,469
                                                                 ---------                          ---------
Plant and Equipment, net                                           264,113                            232,888
                                                                 ---------                          ---------
Other Assets                                                         8,863                              9,303
Cost in Excess of Net Assets of Subsidiaries Acquired               17,205                             17,336
                                                                 ---------                          ---------
                                                                 $ 485,546                          $ 457,433
                                                                 =========                          =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
   Notes Payable                                                 $  29,175                          $  20,800
   Accounts Payable                                                 34,202                             27,364
   Accrued Salaries and Wages                                       15,372                             16,903
   Other Accrued Liabilities                                        24,662                             19,807
   Current Maturities of Long-term Debt                              6,629                              6,861
                                                                 ---------                          ---------
      Total Current Liabilities                                    110,040                             91,735
                                                                 ---------                          ---------
Long-term Debt                                                      47,354                             45,603
Deferred Income Taxes                                               17,639                             18,257
Other Non-current Liabilities                                       10,466                              9,410
Shareholders' Investment
   Preferred Stock - $10 par value; authorized 300,000 shares;
      none issued                                                      -                                 -
   Common Stock - $.10 par value; authorized 75,000,000 shares;
      20,037,763 and 19,996,532 shares issued, respectively          2,004                              2,000
   Amount in Excess of Par Value of Stock                           55,087                             54,436
   Retained Earnings                                               242,956                            235,992
                                                                 ---------                          ---------
                                                                   300,047                            292,428
                                                                 ---------                          ---------
                                                                 $ 485,546                          $ 457,433
                                                                 =========                          =========

See accompanying notes to consolidated financial statements.

                                                 BANTA CORPORATION AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Amounts)

                                                                                Three Months Ended
                                                                 APRIL 2, 1994                      APRIL 3, 1993

Net sales                                                        $ 187,464                          $ 162,027
Cost of goods sold                                                 146,400                            125,820
                                                                 ---------                          ---------
      Gross earnings                                                41,064                             36,207
Selling and administrative expense                                  24,046                             21,519
                                                                 ---------                          ---------
      Earnings from operations                                      17,018                             14,688
Other income (expense):
   Interest expense                                                 (1,113)                            (1,362)
   Other, net                                                           60                                246
                                                                 ---------                          ---------
      Earnings before income taxes                                  15,965                             13,572
Provision for income taxes                                           6,400                              5,300
                                                                 ---------                          ---------
      Net earnings                                               $   9,565                          $   8,272
                                                                 =========                          =========


Earnings per share of common stock                               $     .47                          $     .41
                                                                 =========                          =========


Average common shares outstanding                                20,243,003                         20,106,294
                                                                 ==========                         ==========


Cash dividends per common share                                  $     .13                          $     .11
                                                                 =========                          =========





See accompanying notes to consolidated financial statements.

                                                 BANTA CORPORATION AND SUBSIDIARIES
                                                  UNAUDITED CONSOLIDATED CONDENSED
                                                      STATEMENTS OF CASH FLOWS


(Dollars in Thousands)

                                                                                Three Months Ended
                                                                 APRIL 2, 1994                      APRIL 3, 1993
Cash Flow From Operating Activities
   Net earnings                                                  $   9,565                          $   8,272
   Depreciation and amortization                                     9,484                              8,089
   Deferred income taxes                                              (618)                              (432)
   Change in assets and liabilities
         (Increase) decrease in receivables                         (1,447)                             2,152
         Decrease in inventories                                     8,055                                917
         Increase in other current assets                           (2,086)                              (331)
         Increase in accounts payable
          and accrued liabilities                                    5,595                                137
         Decrease (increase) in other non-current assets               618                             (1,039)
         Other, net                                                  1,056                                853
                                                                 ---------                          ---------
            Cash provided from operating activities                 30,222                             18,618
                                                                 ---------                          ---------

Cash Flow From Investing Activities
   Capital expenditures, net                                       (26,489)                           (16,298)
   Acquisition of business                                         (16,331)                               -
                                                                 ---------                          ---------

            Cash used for investing activities                     (42,820)                           (16,298)
                                                                 ---------                          ---------

Cash Flow From Financing Activities
   Proceeds from notes payable, net                                  8,375                                -
   Repayment of long-term debt                                      (1,188)                            (2,341)
   Dividends paid                                                   (2,601)                            (2,120)
   Proceeds from exercise of stock options                             655                                878
                                                                 ---------                          ---------
            Cash used for financing activities                       5,241                             (3,583)
                                                                 ---------                          ---------

Net decrease in cash                                                (7,357)                            (1,263)
Cash at beginning of period                                          8,230                             13,305
                                                                 ---------                          ---------
            Cash at end of period                                $     873                          $  12,042
                                                                 =========                          =========

Cash payments for:
   Interest, net of amount capitalized                           $   1,865                          $   2,123
   Income taxes                                                      1,918                                855




See accompanying notes to consolidated financial statements.

                     BANTA CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)     Basis of Presentation

       The condensed financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report on Form 10-K.

       In the opinion of Management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.

(2)    Acquisition of Danbury Printing & Litho, Inc.

       In March of 1994, the Corporation purchased substantially all of the assets of Danbury Printing & Litho, Inc. ("Danbury") for approximately $16.3 million in cash and assumed selected liabilities. Danbury, which reported sales of approximately $35 million in 1993, is included in the Corporation's Direct Marketing Group, which is included in the commercial market. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements of the Corporation include the results of the Danbury beginning with the acquisition date.

3)     Inventories

       The majority of the Corporation's inventories are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

       Inventory amounts at April 2, 1994 and January 1, 1994 are as follows:


                                                                                Dollars in Thousands
                                                                 APRIL 2, 1994                 JANUARY 1, 1994
   Raw Materials and Supplies                                    $23,446                       $25,502
   Work-In-Process and Finished Goods                             26,548                        30,941
                                                                 -------                       -------
      FIFO value (current cost of all inventories)                49,994                        56,443
   Excess of current cost over carrying value
      of LIFO inventories                                         (3,996)                       (3,996)
                                                                 -------                       -------
         Net Inventories                                         $45,998                       $52,447
                                                                 =======                       =======

Item 2
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have influenced the Corporation's financial position and results of operations from the close of the latest fiscal year-end in comparison to the corresponding interim period in the preceding year included in the Unaudited Consolidated Condensed Balance Sheets, Statements of Earnings and Statements of Cash Flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

        The Corporation's net working capital was decreased by approximately $21.4 million during the first quarter of 1994. This reduction was primarily due to a reduction in cash balances and the issuance of short-term notes payable to support the first quarter capital expenditures and the acquisition of Danbury.

        During the second quarter the Corporation has committed to issue $25 million of long-term debt at an interest rate of 7.62%. The proceeds of the debt issued will be used to repay short-term indebtedness. After the issuance of this debt, the Corporation's long-term debt to total capitalization will be approximately 19%.

RESULTS OF OPERATIONS

Net Sales

        Sales for the first quarter of 1994 were $25.4 million (16%) higher than the first quarter of 1993. Sales increased for all market classifications (commercial, books, magazines and other). The sales increases in the commercial and magazine markets resulted primarily from market share gains. Activity within the book market was mixed as volume increased for software documentation and trade books, but sales of educational materials were even with last year. Danbury, which was acquired during the first quarter of 1994, accounted for approximately $2 million of the sales gain.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales increased from 77.7% for the first quarter of 1993 to 78.1% for the first quarter of 1994. This overall margin decline was primarily due to lower margins in the book market and in each of the product lines served by KCS Industries (point-of-purchase displays, labels and postage stamps). The lower book market margins were due to a larger proportion of work containing high material content and an uneven work flow as the production facilities were underutilized early in the quarter and very busy in March. The lower margins at KCS Industries were due to lower value added sales volume and higher than expected costs required to complete a large postage stamp project.

Selling and Administrative Expenses

        Selling and administrative expenses were $2.5 million higher for the first quarter of 1994 than for the first quarter of 1993. The increase is primarily due to higher levels of activity in general, an increase in commissionable sales and $300,000 for the addition of Danbury.

Interest Expense

       Interest expense was $249,000 lower in the first quarter of 1994 than for the first quarter of 1993. Although the Corporation's average level of long-term and short-term indebtedness was approximately $7 million higher during the first quarter of 1994 compared with the same period in 1993, the interest associated with those borrowings was less in 1994 because approximately $10 million of higher cost long-term debt has been replaced with commercial paper bearing lower interest rates since the first quarter of 1993. Also contributing to the interest rate reduction was an increase in capitalized interest of approximately $160,000.

Income Taxes

        The Corporation's effective income tax rate was 40.1% and 39.1% for the first quarter of 1994 and 1993, respectively. The increase is a result of the federal tax increase that was enacted in the third quarter of 1993.



                          PART II:   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
        (a) - (c)

        At the annual meeting of shareholders held on April 26, 1994, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election:

                                                           Shares
        NAME OF NOMINEE           SHARES VOTED FOR         WITHHOLDING AUTHORITY

        Barry K. Allen            17,130,533               174,271

        Calvin W. Aurand, Jr.     17,218,835                85,969

        Jameson A. Baxter         17,268,905                35,899

        George T. Brophy          17,120,944               183,860

        William J. Cadogan        17,255,378                49,426

        Gerald A. Henseler        17,218,826                85,978

        Bernard S. Kubale         17,253,477                51,327

        Curtis W. Tarr            17,133,980               170,824

        Donald Taylor             17,247,652                57,152

        Allan J. Williamson       17,210,439                94,365

ITEM 6.         Exhibits and Reports on Form 8-K

        (a)     Exhibits

                10 (a) 1988 Deferred Compensation Plan for Key Employees, as amended and restated.

                10 (b) Basic Form of Deferred Compensation Agreements under (post December 31, 1993) 1988 Deferred Compensation Plan for Key Employees.

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BANTA CORPORATION



/S/ GERALD A. HENSELER
Gerald A. Henseler
Executive Vice President and Chief Financial Officer


Date       MAY 11, 1994

                            BANTA CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended April 2, 1994


Exhibit                                               Page Number in Sequential
Number                                                Numbering System

10      (a)     1988 Deferred Compensation Plan for Key
                Employees, as amended and restated. . . . . . 11

        (b)     Basic Form of Deferred Compensation
                Agreements under (post December 31, 1993)
                1988 Deferred Compensation Plan for Key
                Employees. . . . . . . . . . . . . . . . . . .21