Form 10-Q
period 1994-07-02
BANTA CORP
filed 1994-08-12
CIK 9801

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 2, 1994

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

     The registrant had outstanding on July 2, 1994, 20,058,795 shares of $.10 par value common stock.









Page number of Exhibit Index   10

                       BANTA CORPORATION AND SUBSIDIARIES



                                      INDEX




PART I      Financial Statements:                                Page Number


  Unaudited Consolidated Condensed Balance Sheets
    July 2, 1994 and January 1, 1994                                    3

  Unaudited Consolidated Condensed Statements of Earnings for
    the Three and Six Months Ended July 2, 1994 and July 3, 1993        4

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the Six Months Ended July 2, 1994 and July 3, 1993              5

  Notes to Unaudited Consolidated Condensed
    Financial Statements                                                6

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                          7-8




PART II     Other Information and Signatures:

  Item 6   Exhibits and Reports on Form 8-K                             8



Exhibit Index                                                          10

PART I  Item 1 - Financial Statements

                                     BANTA CORPORATION AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)
ASSETS                                                              JULY 2, 1994       JANUARY 1, 1994
Current Assets
  Cash                                                              $     109          $   8,230
  Receivables                                                         130,380            125,004
  Inventories                                                          48,849             52,447
  Other current assets                                                 13,105             12,225
                                                                    ---------          ---------
    Total Current Assets                                              192,443            197,906
                                                                    ---------          ---------
Plant and Equipment                                                   490,323            430,357
Less Accumulated Depreciation                                         215,689            197,469
                                                                    ---------          ---------
Plant and Equipment, net                                              274,634            232,888
                                                                    ---------          ---------
Other Assets                                                            8,414              9,303
Cost in Excess of Net Assets of Subsidiaries Acquired                  17,076             17,336
                                                                    ---------          ---------
                                                                    $ 492,567          $ 457,433
                                                                    =========          =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Notes Payable                                                     $   3,015          $  20,800
  Accounts Payable                                                     39,892             27,364
  Accrued Salaries and Wages                                           17,347             16,903
  Other Accrued Liabilities                                            19,021             19,807
  Current Maturities of Long-term Debt                                  7,026              6,861
                                                                    ---------          ---------
    Total Current Liabilities                                          86,301             91,735
                                                                    ---------          ---------
Long-term Debt                                                         68,849             45,603
Deferred Income Taxes                                                  17,434             18,257
Other Non-current Liabilities                                          10,144              9,410
Shareholders' Investment
  Preferred Stock - $10 par value; authorized 300,000 shares;
    none issued                                                          -                  -
  Common Stock - $.10 par value; authorized 75,000,000 shares;
    20,058,795 and 19,996,532 shares issued, respectively               2,006              2,000
  Amount in Excess of Par Value of Stock                               55,525             54,436
  Retained Earnings                                                   252,308            235,992
                                                                    ---------          ---------
                                                                      309,839            292,428
                                                                    ---------          ---------
                                                                    $ 492,567          $ 457,433
                                                                    =========          =========

See accompanying notes to consolidated financial statements.

                              BANTA CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Amounts)

                                               Three Months Ended                  Six Months Ended
                                          JULY 2, 1994   JULY 3, 1993         JULY 2, 1994   JULY 3, 1993
Net sales                                  $ 185,831       $165,928             $373,295       $327,955
Cost of goods sold                           139,765        125,361              286,165        251,181
                                           ---------       --------             --------       --------
  Gross earnings                              46,066         40,567               87,130         76,774
Selling and administrative expense            25,122         22,625               49,168         44,144
                                           ---------       --------             --------       --------
  Earnings from operations                    20,944         17,942               37,962         32,630
Other income (expense):
  Interest expense                            (1,251)        (1,052)              (2,364)        (2,414)
  Other, net                                     264            388                  324            634
                                           ---------       --------             --------       --------
     Earnings before income taxes             19,957         17,278               35,922         30,850
Provision for income taxes                     8,000          6,800               14,400         12,100
                                           ---------       --------             --------       --------
     Net earnings                          $  11,957       $ 10,478             $ 21,522       $ 18,750
                                           =========       ========             ========       ========

Earnings per share of common stock         $     .59       $    .52             $   1.06       $    .93
                                           =========       ========             ========       ========

Average common shares outstanding         20,237,006     20,125,582           20,240,005     20,115,938
                                          ==========     ==========           ==========     ==========

Cash dividends per common share            $     .13       $    .12             $    .26       $    .23
                                           =========       ========             ========       ========



See accompanying notes to consolidated financial statements.

                    BANTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS



(Dollars in Thousands)
                                                                     Six Months Ended
                                                           July 2, 1994           July 3, 1993

Cash Flow From Operating Activities
   Net earnings                                            $ 21,522               $ 18,750
   Depreciation and amortization                             19,538                 16,185
   Deferred income taxes                                     (1,154)                  (589)
   Change in assets and liabilities
          Decrease (increase) in receivables                  2,216                 (3,938)
          Decrease (increase) in inventories                  5,204                 (9,958)
          Increase in other current assets                     (409)                  (915)
          Increase in accounts payable
            and accrued liabilities                           7,619                  3,512
          Decrease in other non-current assets                1,067                  1,937
          Other, net                                            734                  1,352
                                                           --------               --------
           Cash provided from operating activities           56,337                 26,336
                                                           --------               --------
Cash Flow From Investing Activities
   Capital expenditures, net                                (46,935)               (29,646)
   Acquisition of business                                  (16,331)                  --
                                                           --------               --------
           Cash used for investing activities               (63,266)               (29,646)
                                                           --------               --------
Cash Flow From Financing Activities
   Repayment of notes payable, net                          (17,785)                  --
   Isuance of long-term debt                                 25,000                   --
   Repayment of long-term debt                               (4,296)                (5,271)
   Dividends paid                                            (5,206)                (4,511)
   Proceeds from exercise of stock options                    1,095                  1,197
                                                           --------               --------
           Cash used for financing activities                (1,192)                (8,585)
                                                           --------               --------
Net decrease in cash                                         (8,121)               (11,895)
Cash at beginning of period                                   8,230                 13,305
                                                           --------               --------
           Cash at end of period                           $    109               $  1,410
                                                           ========               ========
Cash payments for:
   Interest, net of amount capitalized                     $  3,326               $   3,632
   Income taxes                                              15,457                  10,825




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

2)    Acquisition of Danbury Printing & Litho, Inc.

  On March 8, 1994, the Corporation purchased substantially all of the assets of Danbury Printing & Litho, Inc. ("Danbury") for approximately $16.3 million in cash and assumed selected liabilities. Danbury, which reported sales of approximately $35 million in 1993, has become part of the Corporation's Direct Marketing Group, which is classified in the commercial market. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements of the Corporation include Danbury's results beginning with the acquisition date.

3)     Inventories

  The majority of the Corporation's inventories are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

  Inventory amounts at July 2, 1994 and January 1, 1994 are as follows:

                                                                                  Dollars in Thousands
                                                                        July 2, 1994           January 1, 1994
  Raw Materials and Supplies                                            $24,874                $25,502
  Work-In-Process and Finished Goods                                     28,271                 30,941
                                                                        -------                -------
     FIFO value (current cost of all inventories)                        53,145                 56,443
  Excess of current cost over carrying value
     of LIFO inventories                                                 (4,296)                (3,996)
                                                                        -------                -------
        Net Inventories                                                 $48,849                $52,447
                                                                        =======                =======

4)     Subsequent Event

  On August 8, 1994, the Corporation completed its acquisition of United Graphics Inc. ("UGI"). UGI, which reported sales of its most recent fiscal year of approximately $28 million, has become part of the Corporation's Information Services Group, which is classified in the book market. This acquisition will be accounted for as a purchase and accordingly the Corporation's financial statements will include UGI's results beginning with the acquisition date.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

  The Corporation's net working capital did not change significantly during the first half of 1994. During the second quarter the Corporation sold $25 million of long-term debt at an interest rate of 7.62%. The proceeds from this debt placement were used to repay short-term indebtedness, which had been issued earlier in the year primarily to finance capital expenditures and the acquisition of Danbury.

RESULTS OF OPERATIONS

Net Sales

  Sales for the second quarter of 1994 were $19.9 million (12%) higher than the second quarter of 1993. Danbury, which was acquired during the first quarter of 1994, accounted for approximately $9 million of the sales gain. The markets which recorded the largest sales increase were direct marketing materials (including Danbury) and catalogs (particularly business-to-business), both of which are included in the commercial classification.

  Sales for the first half of 1994 increased $45.3 million (14%) over 1993. All market classifications reported sales increases for the first half of 1994. The largest increase in sales was in the commercial classification, particularly in catalogs and direct marketing materials (including Danbury).

Cost of Goods Sold

  Cost of goods sold as a percentage of sales decreased from 75.6% for the second quarter of 1993 to 75.2% for the second quarter of 1994. Increased plant utilization lead to improved margins in most of the Corporation's operations. Margins in direct marketing materials were down, primarily due to the margins of Danbury being added to the mix. KCS Industries continued to experience lower margins due to less than expected sales volume.

  Cost of goods sold as a percentage of sales increased from 76.6% for the first six months of 1993 to 76.7% for the first six months of 1994. This slight reduction in margins for the six month period resulted from lower first quarter margins in the book market and at KCS Industries which offset the second quarter margin increases discussed above.

Selling and Administrative Expenses

  Selling and administrative expenses were $2.5 million and $5.0 million higher for the second quarter and first six months of 1994, respectively, than for the same periods of 1993. The increase is primarily due to higher levels of activity and the inclusion of $1.0 million and $1.3 of costs for Danbury for the quarter and six month periods respectively.


Interest Expense

  Interest expense was $199,000 higher in the second quarter of 1994 than in the second quarter of 1993. This increase was due to higher average borrowing levels and higher average interest rates during 1994. Interest expense was $50,000 lower for the first half of 1994 than for the first half of 1993. This reduction is due to a smaller increase in average borrowings during the first quarter of 1994 compared with the first quarter of 1993 and an increase of $290,000 in the amount of interest which was capitalized in 1994. The increased capitalized interest is due to several large capital projects that are being installed in 1994.

Income Taxes

  The Corporation's effective income tax rate increased approximately one percentage point in 1994 as a result of the Federal tax increase that was enacted in the third quarter of 1993.



                          PART II:   OTHER INFORMATION


ITEM 6.            Exhibits and Reports on Form 8-K

  (a)  Exhibits

        4  (a)  Note Purchase and Private Shelf Agreement dated May 12, 1994.

        4  (b)  Amendment to Note Purchase Agreements dated December 9, 1986.

        4  (c)  Amendment to Agreement dated July 17, 1990.

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


BANTA CORPORATION



/S/ GERALD A. HENSELER
Gerald A. Henseler
Executive Vice President and Chief Financial Officer


Date       August 10, 1994

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended July 2, 1994


                                                  Page Number in Sequential
Exhibit Number                                             Numbering System


4 (a)  Note Purchase and Private Shelf Agreement dated May 12, 1994. . 11-67
  (b)  Amendment to Note Purchase Agreements dated December 9, 1986. . 68-83
  (c)  Amendment to Agreement dated July 17, 1990. . . . . . . . . . . . .84