Form 10-Q
period 1994-10-01
BANTA CORP
filed 1994-11-14
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 1, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

     The registrant had outstanding on October 1, 1994, 20,079,007 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES



                                      INDEX




PART I      Financial Statements:                                  Page Number


  Unaudited Consolidated Condensed Balance Sheets
    October 1, 1994 and January 1, 1994. . . . . . . . . . . . . . . 3

  Unaudited Consolidated Condensed Statements of Earnings for
    the Three and Nine Months Ended October 1, 1994
     and October 2, 1993 . . . . . . . . . . . . . . . . . . . . . . 4

  Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 1, 1994 and October 2, 1993. . 5

  Notes to Unaudited Consolidated Condensed
    Financial Statements . . . . . . . . . . . . . . . . . . . . . . 6

  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . 7-8




PART II     Other Information:

  Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 8


     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I  Item 1 - Financial Statements

                                   BANTA CORPORATION AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)
ASSETS                                                            October 1, 1994   January 1, 1994
Current Assets
  Cash                                                            $     110          $   8,230
  Receivables                                                       157,394            125,004
  Inventories                                                        58,505             52,447
  Other Current Assets                                               12,684             12,225
                                                                  ---------          ---------
     Total Current Assets                                           228,693            197,906
                                                                  ---------          ---------

Plant and Equipment                                                 512,164            430,357
Less Accumulated Depreciation                                       223,512            197,469
                                                                  ---------          ---------
Plant and Equipment, net                                            288,652            232,888
                                                                  ---------          ---------
Other Assets                                                         13,814              9,303
Cost in Excess of Net Assets of Subsidiaries Acquired                24,085             17,336
                                                                  ---------          ---------
                                                                  $ 555,244          $ 457,433
                                                                  =========          =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Notes Payable                                                   $  34,904          $  20,800
  Accounts Payable                                                   51,346             27,364
  Accrued Salaries and Wages                                         19,282             16,903
  Other Accrued Liabilities                                          20,657             19,807
  Current Maturities of Long-term Debt                                8,045              6,861
                                                                  ---------          ---------
     Total Current Liabilities                                      134,234             91,735
                                                                  ---------          ---------

Long-term Debt                                                       70,987             45,603
Deferred Income Taxes                                                18,081             18,257
Other Non-current Liabilities                                        10,983              9,410
Shareholders' Investment
  Preferred Stock - $10 par value; authorized 300,000 shares;
     none issued                                                       -                  -
  Common Stock - $.10 par value; authorized 75,000,000 shares;
     20,079,007 and 19,996,532 shares issued, respectively            2,008              2,000
  Amount in Excess of Par Value of Stock                             55,941             54,436
  Retained Earnings                                                 263,010            235,992
                                                                  ---------          ---------
                                                                    320,959            292,428
                                                                  ---------          ---------
                                                                  $ 555,244          $ 457,433
                                                                  =========          =========

See accompanying notes to consolidated financial statements.

                                     BANTA CORPORATION AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Amounts)

                                             Three Months Ended                  Nine Months Ended
                                           October 1, 1994 October 2, 1993    October 1, 1994 October 2, 1993

Net sales                                 $ 207,735        $184,379           $581,030        $512,334
Cost of goods sold                          160,140         141,729            446,305         392,910
                                          ---------        --------           --------        --------
   Gross earnings                            47,595          42,650            134,725         119,424
Selling and administrative expense           24,638          21,288             73,806          65,432
                                          ---------        --------           --------        --------
   Earnings from operations                  22,957          21,362             60,919          53,992
Other income (expense):
   Interest expense                          (1,386)         (1,473)            (3,751)         (3,887)
   Other, net                                   639             275                964             909
                                          ---------        --------           --------        --------
     Earnings before income taxes            22,210          20,164             58,132          51,014
Provision for income taxes                    8,900           8,600             23,300          20,700
                                          ---------        --------           --------        --------
     Net earnings                         $  13,310        $ 11,564           $ 34,832        $ 30,314
                                          =========        ========           ========        ========


Earnings per share of common stock        $     .66        $    .57           $   1.72        $   1.51
                                          =========        ========           ========        ========


Average common shares outstanding         20,239,947       20,150,756         20,239,985      20,127,544
                                          ==========       ==========         ==========      ==========


Cash dividends per common share           $     .13        $    .12           $    .39        $    .35
                                          =========        ========           ========        ========




See accompanying notes to consolidated financial statements.

                    BANTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS



(Dollars in Thousands)
                                                                                          Nine Months Ended
                                                                           October 1, 1994           October 2, 1993

Cash Flow From Operating Activities
  Net earnings                                                             $ 34,832                  $ 30,314
  Depreciation and amortization                                              29,657                    24,715
  Deferred income taxes                                                        (654)                    1,390
  Change in assets and liabilities
    Increase in receivables                                                 (20,723)                  (25,329)
    Increase in inventories                                                  (3,467)                  (14,935)
    Decrease (increase) in other current assets                                 220                    (1,076)
    Increase in accounts payable
       and accrued liabilities                                               19,665                    14,166
    (Increase) decrease in other non-current assets                            (333)                    2,360
    Other, net                                                                1,573                     1,451
                                                                           --------                  --------
      Cash provided by operating activities                                  60,770                    33,056
                                                                           --------                  --------

Cash Flow From Investing Activities
  Capital expenditures, net                                                 (67,162)                  (48,272)
  Acquisition of businesses                                                 (29,831)                     --
                                                                           --------                  --------
     Cash used for investing activities                                     (96,993)                  (48,272)
                                                                           --------                  --------

Cash Flow From Financing Activities
  Issuance of notes payable, net                                             14,104                    13,860
  Issuance of long-term debt                                                 25,000                      --
  Repayment of long-term debt                                                (4,700)                   (6,180)
  Dividends paid                                                             (7,814)                   (6,904)
  Proceeds from exercise of stock options                                     1,513                     1,724
                                                                           --------                  --------
     Cash provided by financing activities                                   28,103                     2,500
                                                                           --------                  --------

Net decrease in cash                                                         (8,120)                  (12,716)
Cash at beginning of period                                                   8,230                    13,305
                                                                           --------                  --------
     Cash at end of period                                                 $    110                  $    589
                                                                           ========                  ========

Cash payments for:
  Interest, net of amount capitalized                                      $  3,891                  $  4,498
  Income taxes                                                               24,057                    16,546




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

2)  Acquisitions:

Danbury Printing & Litho, Inc.

In March, 1994, the Corporation purchased substantially all of the assets of Danbury Printing & Litho, Inc. ("Danbury") for approximately $16.3 million in cash and assumed selected liabilities. Danbury, which reported sales of approximately $35 million in 1993, has become part of the Corporation's Direct Marketing Group, which is classified in the commercial market. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements include Danbury's results beginning with the acquisition date.

United Graphics Inc.

In August, 1994, the Corporation completed its acquisition of United Graphics Inc. ("UGI") for approximately $9.5 million in cash and a $1.5 million note. The Corporation also paid $4 million to former shareholders of UGI in exchange for a covenant not to compete. UGI, which reported sales for its most recent fiscal year of approximately $28 million, has become part of the Corporation's Information Services Group, which is classified in the book market. This acquisition was accounted for as a purchase and accordingly the accompanying financial statements include UGI's results beginning with the acquisition date.

3)  Inventories

The majority of the inventories of the Corporation's printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

Inventory amounts at October 1, 1994 and January 1, 1994 are as follows:

                                                                                    Dollars in Thousands
                                                                          October 1, 1994           January 1, 1994
Raw Materials and Supplies                                                $30,773                   $25,502
Work-In-Process and Finished Goods                                         33,028                    30,941
                                                                          -------                   -------
     FIFO value (current cost of all inventories)                          63,801                    56,443
Excess of current cost over carrying value
     of LIFO inventories                                                   (5,296)                   (3,996)
                                                                          -------                   -------
        Net Inventories                                                   $58,505                   $52,447
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

FINANCIAL CONDITION

Liquidity and Capital Resources
  The Corporation's net working capital decreased $11.7 million during the first three quarters of 1994. The Corporation's highest levels of business activity generally occur during the third and fourth quarters. As a result of this higher activity level and the impact of acquisitions in 1994, current assets (other than cash) increased $38.9 million since the prior year-end and current liabilities (other than debt) increased $27.2 million. Short-term notes payable (generally commercial paper) were used to finance the majority of the working capital requirements, as well as the acquisition of UGI.

  During the second quarter of 1994 the Corporation sold $25 million of long-term debt at an interest rate of 7.62%. The proceeds from this debt placement were used to repay short-term indebtedness which had been issued earlier in the year primarily to finance capital expenditures and the acquisition of Danbury.

RESULTS OF OPERATIONS

Net Sales

  Sales for the third quarter of 1994 were $23 million (12.7%) higher than the third quarter of 1993. The companies acquired during 1994 accounted for approximately half of the sales gain. All of the Corporation's market classifications reported sales increases (including the effects of acquisitions) for the third quarter.

  Sales for the first three quarters of 1994 increased $69 million (13.4%) over 1993, with the acquisitions accounting for approximately one-third of the increase. All market classifications reported sales increases for the first nine months of 1994. The largest increase in sales was in the commercial classification (including Danbury).

Cost of Goods Sold

  Cost of goods sold as a percentage of sales increased from 76.9% for the third quarter of 1993 to 77.1% for the third quarter of 1994. The primary reasons for the overall reduction in margins included: 1) reduced margins in the commercial classification due to pressure on prices and costs associated with capacity additions that were not fully utilized during the quarter and 2) a provision for LIFO inventory valuations of $1 million in 1994's third quarter compared with no provision in the third quarter of 1993. Margins in direct marketing materials were also reduced due to the lower margins of Danbury being added to the mix. The margin reductions were partially offset by margin increases in the book and magazine market classifications.

  Cost of goods sold as a percentage of sales increased from 76.7% for the first nine months of 1993 to 76.8% for the first nine months of 1994. This slight reduction in margins for the year-to-date period resulted from the factors noted above that impacted the third quarter in addition to the impact of lower margins at KCS Industries during the first half of 1994. LIFO provisions did not impact the year-to-date margin comparisons as significantly because a $1.3 million provision was recorded in the first nine months of 1994 compared with an $800,000 provision recorded in the comparable period of 1993.

  During the third quarter paper markets strengthened, causing some supply challenges and price increase for our customers. While we expect paper markets to continue strong, our purchasing contracts should ensure ample paper supplies for our customers.

Selling and Administrative Expenses

  Selling and administrative expenses were $3.4 million and $8.4 million higher for the third quarter and first nine months of 1994, respectively, than for the same periods of 1993. These increases are primarily due to higher levels of activity and the inclusion of $1.5 million and $2.8 million of costs incurred by the acquired businesses for the quarter and nine-month period, respectively.

Interest Expense

  Interest expense was $87,000 lower in the third quarter of 1994 than in the third quarter of 1993 in spite of higher average borrowing levels and interest rates because there was an increase of $189,000 in capitalized interest. Interest expense was $137,000 lower for the first nine months of 1994 than for the first nine months of 1993. Similarly, this reduction is due to an increase of $479,000 in the amount of interest which was capitalized in the first nine months of 1994. The increased capitalized interest both for the quarter and year-to-date periods is due to several large capital projects that are being completed in 1994.

Income Taxes

  Below is a reconciliation of the Corporation's effective tax rates:

                                       Third Quarter           First Nine Months
                                       1994     1993             1994     1993
Federal Statutory Rate                 35.0%    35.0%            35.0%    35.0%
State Tax Rate                          5.1      5.0              5.1      5.1
Provision for Federal
    Tax Rate Increase:
      Retroactive tax on
        earnings for the first
        half of 1993                     --       1.5              --       --
      Increase in deferred taxes         --       1.2              --        .5
                                       -----    -----            -----    -----
                                       40.1%    42.7%            40.1%    40.6%
                                       =====    =====            =====    =====






                       PART II:   OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10(a)  Letter agreement with  Donald D. Belcher

              10(b)  Agreement with Donald D. Belcher dated September 1, 1994

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


BANTA CORPORATION



/S/ GERALD A. HENSELER
Gerald A. Henseler
Executive Vice President and Chief Financial Officer


Date      November 14, 1994
                               BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                     For The Quarter Ended October 1, 1994


Exhibit Number

       10(a)  Letter agreement with  Donald D. Belcher

       10(b)  Agreement with Donald D. Belcher dated September 1, 1994