Form 10-K405
BANTA CORP
filed 1995-03-27
CIK 9801

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended December 31, 1994

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1995: $616,632,749.

        Number of shares of common stock outstanding March 10, 1995:
   20,137,770.

                       DOCUMENTS INCORPORATED BY REFERENCE
        (1) Annual Report to Shareholders for year ended December 31, 1994, (incorporated into part II).
        (2) Definitive Proxy Statement for annual meeting of shareholders on April 25, 1995 (incorporated into Part III).

                                     PART I
   Item 1.   Business.

   General.

        Banta Corporation (the "Corporation"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Box 8003, Menasha, Wisconsin, 54952-8003. The Corporation had a total of 4,908 employees at the end of fiscal 1994.

        The Corporation operates in one business segment-Printing Services. Market classifications of the Corporation's sales are commercial (catalogs, direct mail and single-use products); books (educational, general, trade, data manuals and software services); magazines; and other (prepress services, production of point-of-purchase displays and security products). The Corporation's operations were conducted at 26 production facilities located in Wisconsin, Minnesota, California, Connecticut, Illinois, Massachusetts, Missouri, North Carolina, Utah, Virginia and Washington at the end of fiscal 1994.

        The following table sets forth the approximate percentage of consolidated net sales contributed by each class of similar products and services which accounted for ten percent or more of consolidated net sales for any of the last three fiscal years.

                             1994      1993      1992
             Commercial       46%       44%       46%
             Books             32        34        30
             Magazines         12        12        13
             Other             10        10        11
                            -----     -----     -----
               TOTAL         100%      100%      100%
                            =====     =====     =====

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

          During the second quarter of 1992, the Corporation completed the sale of the majority of BVI operations for $12,000,000 cash, 100,000 convertible preferred shares of the buyer, a $2,500,000 note and the assumption of selected liabilities by the buyer. During the second quarter of 1993, the preferred shares were converted into common shares of the buyer which were then sold in a secondary public offering resulting in net proceeds to the Corporation of approximately $3,500,000.

          In March, 1994, the Corporation purchased substantially all of the assets of Danbury Printing & Litho, Inc. ("Danbury"). The purchase price of $16.3 million in cash plus the assumption of selected liabilities was approximately equal to the fair value of the assets acquired. Danbury, which has been included in the commercial market classification since the acquisition date, reported sales of approximately $35 million in 1993. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements include Danbury's results beginning with the acquisition date.

          In August, 1994, the Corporation completed its acquisition of United Graphics Inc. ("UGI") for approximately $9.5 million in cash and a $1.5 million note. The purchase price plus the liabilities assumed exceeded the fair value of the assets purchased by $7,170,000. The Corporation also paid $4 million to former shareholders of UGI in exchange for a covenant not to compete. UGI, which has been included in the book market classification since the acquisition date, reported sales for its fiscal year prior to acquisition of approximately $28 million.

   Customers.

          The Corporation sells its products and services to a large number of customers and ordinarily does not have long-term contracts with its customers. Production agreements covering one to three years are, however, more frequent for magazine and catalog production. In addition, production of security products (currently postage stamps) is performed exclusively pursuant to long-term contracts between the Corporation, or its joint venture partners, and the United States Postal Service ("USPS"). Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 23%, 25% and 22% of net sales during 1994, 1993 and 1992, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1994, 1993 or 1992.
   In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

   Backlog.

          The Corporation is primarily a manufacturing services company and provides its customers with printing and converting services. Lead time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors. Backlogs would be expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available.

   Markets Served.

          Below is a description of the primary markets the Corporation serves:

   - Commercial

          The Corporation produces catalogs primarily for the consumer, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services provided by various Banta operating units, including computerized mail distribution planning systems which assist our customers in minimizing postage costs, are an integral part of catalog printing services.

          Printed materials for direct marketing customers are provided by three Banta units. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. The Corporation's acquisition of Danbury in 1994 improved its ability to provide direct marketing marterials to customers in the Northeastern United States.

          Catalog and direct marketing materials are primarily distributed through the USPS as third class or bulk rate mail. The substantial escalation in postage rates, which increased by an excess of 14% effective January 1, 1995, significantly impacts the cost of doing business for the Corporation's customers, particularly when combined with the increases in paper prices (see Raw Materials section below), and may affect future growth opportunities for these markets.

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

   - Books

          The Corporation prints consumable elementary and high school workbooks and other products for publishers of educational and general book markets including textbooks (primarily soft cover), testing materials and paperbound books. Print opportunities in the consumable educational workbook market decreased during the last several years. Publisher consolidations have resulted in fewer companies offering educational products which has reduced the number of projects printed. Additionally, the effort to improve the nation's educational system has prompted schools to try alternate teaching methods. Some of these efforts have replaced consumable workbooks with other instructional materials.

          To reduce its concentration in the elementary and high school markets, the Corporation has increased its marketing efforts for other softcover books including college texts, general books, data manuals and software documentation for the computer industry. The Corporation's operating units serving the computer equipment and software industries print manuals, using both offset printing and high speed photocopying, and offer complete "turnkey services" including computer disk replication, product packaging and distribution. In 1993, the Corporation expanded the array of services it offers customers in this market. These new services include 1-800 telephone order fulfillment services, which allows orders for the customers' products to be received directly by the Corporation's fulfillment facility. The Corporation's acquisition of UGI in 1994 enhanced its ability to service software publishers in the Northwestern United States.

          The Corporation's book units also produce multimedia products for educational publishers, industry and professional and trade associations.

          Other customers include publishers of trade books, calendars, religious books, cookbooks and manuals.

   - Magazines

          The Corporation's two plants serving the magazine market print, sort and mail magazines representing more than 500 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. During 1993, the Corporation began providing its customers with computerized mailing list and distribution services.

          The January 1, 1995 postage rate increase and increasing paper prices (see Raw Materials section below) will also increase operating costs for the Corporation's magazine customers and may affect future growth opportunities in this market.

   - Other

          Prepress services are provided by five of the Corporation's operating units to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years these units have diversified their customer base to include packaging customers and increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed T-1 telecommunication lines.

          KCS Industries Inc., a subsidiary of the Corporation, produces point-of-purchase products such as custom designed signs, displays, labels and decals for a variety of customers including those in the brewing, cosmetic, food, appliance, automotive and home entertainment industries. KCS Industries also produces postage stamps in booklet, coil and sheet format for the USPS.

   Competitive Conditions.

          The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The major competitive factors in the Corporation's business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to improve its earnings in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

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

          Overcapacity in paper markets during early 1994, and all of 1993 and 1992 caused paper to be readily available and resulted at certain times in significant price reductions. However, in the fourth quarter of 1994 there was a dramatic increase in paper prices and a tightening of availability, with nearly all grades on allocation and delivery times ranging up to six weeks. The solid relationships the Corporation has built with paper suppliers over the years have been beneficial during previous periods of limited paper availability and the Corporation expects those relationships to again be of benefit during this paper market cycle. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. The average cost of paper to the Corpora-tion's customers was about 3% lower in 1994 than in 1993, 2% higher in 1993 than in 1992 and 9% lower in 1992 than in 1991.

          The Corporation uses a number of other raw materials, including ink, polyethylene resin (used in film extrusion), solvents, adhesives, wire, packaging materials and subcontracted components. Costs for many of these materials increased significantly during the second half of 1994. Resin prices increased about 24% in 1992, decreased about 10% in 1993 and increased about 70% in 1994.

   Development.

          In the graphic arts industry, most research and development is done by equipment and material suppliers. The Corporation generally does not engage in long-range research and development relating to equipment and has not spent significant amounts of money for such purposes. One of the purposes of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications. The Corporation has also increased its emphasis on the development of new products and services using digital technology which includes video tape, CD-ROM and data base management products. During the last several years, eleven professional and technical employees have worked primarily on research and development activities. Additionally, approximately fifty persons from quality control and engineering devoted a portion of their time to research and development.

          The Corporation has environmental compliance programs primarily for control of internal and external air quality, ground water quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 2% to 4% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1995. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements by EPA and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and result in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

                      EXECUTIVE OFFICERS OF THE CORPORATION

    Name, Age, Position           Business Experience During Last Five
                                  Years

    Calvin W. Aurand, Jr.; 64; . .  Chairman of the Board since July 1989;
    Chairman of the Board of        Chief Executive Officer from July 1989
    Directors                       to December 1994; President of the
                                    Corporation from March 1989 to August
                                    1994.

    Donald D. Belcher; 56; . . . .  President and Chief Executive Officer
    President and Chief             of the Corporation since January 1995;
    Executive Officer               President and Chief Operating Officer
                                    of the Corporation from September 1994
                                    to December 1994; Senior Group Vice
                                    President of Avery Dennison
                                    Corporation (diversified manufacturing
                                    company) from 1990 until joining the
                                    Corporation.

    Gerald A. Henseler; 54;  . . .  Executive Vice President and Chief
    Executive Vice President and    Financial Officer of the Corporation
    Chief Financial Officer         since 1992; Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    of the Corporation prior thereto.

    Ronald D. Kneezel; 38; . . . .  Secretary of the Corporation since
    Secretary, Vice President       December 1991; Vice President and
    and General Counsel             General Counsel of the Corporation
                                    since 1988.

    Robert A. Kreider; 40; . . . .  Treasurer of the Corporation since
    Treasurer and Corporate         November 1992;  Corporate Controller
    Controller                      since July 1989; Assistant Treasurer
                                    from April 1991 to October 1992.

    James E. Milslagle; 55; . . . Vice President of the Corporation. Vice President Human
    Resources

    Dennis J. Meyer; 39; . . . . .  Vice President of the Corporation
    Vice President Marketing        since January 1994; Vice President,
                                    Quebecor Printing (manufacturer of
                                    printed materials) from 1990 to
                                    December 1993; Director of Marketing,
                                    Maxwell Communications Corporation
                                    (manufacturer of printed materials)
                                    1986 to 1990.

    John E. Tiffany; 56; . . . . .  Vice President of the Corporation.
    Vice President Manufacturing

    Allan J. Williamson; 63; . . .  President of Banta Company, a division
    President of Banta Company,     of the Corporation, since January
    a division of the               1991; Executive Vice President of
    Corporation                     Banta Company prior thereto.


   There are no family relationships between the executive officers of the Corporation.

   All of the executive officers are elected or appointed annually. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

   Item 2.   Properties.

          The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1994, these owned facilities include approximately 2,898,000 square feet of space utilized as follows: office space 313,000, manufacturing 1,629,000 and warehouse 956,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation leases production facilities in Wisconsin, California, Illinois, Massachusetts, Minnesota, Utah and Washington, as well as warehouse space in numerous locations. These leased facilities contain approximately 1,087,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

          One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $2,750,000 as of December 31, 1994.

   Item 3.   Legal Proceedings.

          The Corporation is not involved in any material pending legal proceedings, as defined by this item.

   Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                     PART II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters.

          As of March 10, 1995, there were approximately 1,815 holders of record of the Corporation's Common Stock.

          Under long-term debt agreements to which the Corporation is a party, payment of cash dividends is restricted. As of December 31, 1994, approximately $73,629,000 of retained earnings was not restricted under these agreements.

          The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corpora-tion's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data.

          The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference in response to this Item.

   Item 8.   Financial Statements and Supplementary Data.

          The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 31, 1994 and January 1, 1994, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are hereby incorporated herein by reference in response to a portion of this Item.

          The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference in response to a portion of this item.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant.

          The information under the caption "Election of Directors" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 25, 1995, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of
   Part I of this report.

   Item 11.  Executive Compensation.

          The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Board Compensation Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 25, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information under the caption "Stock Ownership of Management" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 25, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 13.  Certain Relationships and Related Transactions.

          The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Board Compensation Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders on April 25, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
             8-K.

     (a)  The following documents are filed as part of this report:


                                                      PAGE REFERENCE

                                                                ANNUAL REPORT
                                                    FORM 10-K  TO SHAREHOLDERS

    1.  Financial Statements:
        Consolidated Balance Sheets
          December 31, 1994, and January 1, 1994                      22
        For the fiscal years ended December 31, 1994,
          January 1, 1994, and January 2, 1993:
            Consolidated Statements of Earnings                       23
            Consolidated Statements of Cash Flows                     24
            Consolidated Statements of
              Shareholders' Investment                                25
            Notes to Consolidated Financial Statements              26-32
            Report of Independent Public Accountants                  33

    2.  Financial Statement Schedules:
        Report of Independent Public Accountants          14
        Schedule II - Valuation and Qualifying Accounts   15

        All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

    3.  Exhibits:

        3. (a) Articles of Incorporation, as amended (1)
           (b) Amendments to Bylaws
           (c) Bylaws, as amended

        4. (a) Note Purchase Agreements dated December 9, 1986 (2)
           (b) Amendment to Note Purchase Agreements dated December 9,
               1986(3)
           (c) Note Purchase Agreement dated June 24, 1988 (4)
           (d) Amendment to Note Purchase Agreements dated December 9, 1986
               (5)
           (e) Promissory Note Agreement dated July 17, 1990 (6)
           (f) Rights Agreement dated October 29, 1991 (7)
           (g) Note Purchase and Private Shelf Agreement dated May 12, 1994
               (8)
           (h) Amendment to Note Purchase Agreements dated December 9, 1986
               (9)
           (i) Amendment to Promissory Note Agreement dated July 17, 1990
               (10)

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

       *10.(a)  Supplemental Retirement Plan for Key Employees (11)
           (b)  Amendment to Supplemental Retirement Plan for Key Employees
                (12)
           (c)  Prior Amendments to Supplemental Retirement Plan (13)
           (d)  Management Incentive Award Plan (14)
           (e)  Amendment to Management Incentive Award Plan (15)
           (f) Form of Agreements with Gerald A. Henseler and Allan J. Williamson (16)
           (g) Form of Agreements with Calvin W. Aurand, Jr. and Ronald D. Kneezel (17)
           (h) Form of Agreements with Robert A. Kreider, Dennis J. Meyer, James E. Milslagle and John E. Tiffany (18)
           (i)  Agreement with Donald D. Belcher (19)
           (j)  Letter of Agreement with Calvin W. Aurand, Jr. (20)
           (k) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (21)
           (l) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (22)
           (m) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (23)
           (n)  Basic Form of Deferred Compensation under (post-December
                1993) 1988 Deferred Compensation plan for Key Employees (24)
           (o)  Deferred Compensation Plan for Directors (25)
           (p)  Form of Deferred Compensation Agreements for Directors (26)
           (q) Revised Form of Indemnity Agreements with Directors and Certain Officers (27)
           (r) 1987 Incentive Stock Option Plan; 1987 Nonstatutory Stock Option Plan (28)
           (s)  Amendment to 1987 Nonstatutory Stock Option Plan (29)
           (t)  Executive Trust Agreement (30)
           (u)  Amendment to Executive Trust Agreement (31)
           (v)  Long-term Incentive Plan (32)
           (w)  Amendment to Long-term Incentive Plan (33)
           (x)  1991 Stock Option Plan (34)
           (y)  Agreement with Allan J. Williamson (35)
           (z)  Description of Supplemental Long-term Disability Plan (36)
          (aa)  Letter Agreement with Donald D. Belcher (37)
          (bb)  Letter Agreement with Dennis J. Meyer dated November 18,
                1993
          (cc)  Agreement with Calvin W. Aurand dated January 12, 1995
          (dd)  Agreement with Gerald A. Henseler dated September 1, 1994
          (ee)  Outside Directors' Retirement Plan

        13. Portions of Annual Report to Shareholders for fiscal year ended December 31, 1994 that are incorporated by reference herein.

        21.  List of Subsidiaries.

        23.  Consent of Arthur Andersen LLP.

        27.  Financial Data Schedule [EDGAR version only].

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

     (8) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (9) Exhibit No. 4(b) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (10) Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (11) Exhibit No. 14 to Form 10-K for the year ended December 29, 1979 is hereby incorporated herein by reference.

     (12) Exhibit No. 10(c) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (13) Exhibit No. 19(a) to Form 10-K for the year ended December 31, 1983, Exhibit No. 19(a) to Form 10-Q for the quarter ended June 30, 1984 and Exhibit No. 10(f) to Form 10-K for the year ended December 28, 1985 are hereby incorporated herein by reference.

     (14) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (15) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (16) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

     (17) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (18) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

     (19) Exhibit No. 10(b) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

     (20) Exhibit No. 10(l) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (21) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (22) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

     (23) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (24) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

     (25) Exhibit No. 10(q) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (26) Exhibit No. 10(p) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (27) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

     (28) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

     (29) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

     (30) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (31) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

     (32) Exhibit No. 10(t) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (33) Exhibit No. 19(f) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (34) Exhibit No. 10(u) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (35) Exhibit No. 10(v) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (36) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

     (37) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1994.


   * Exhibits 10(a) through 10(ee) are management contracts or compensatory plans or arrangements.

     All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 30, 1995.

                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED DECEMBER 31, 1994 (1994), JANUARY 1, 1994 (1993)
                            AND JANUARY 2, 1993 (1992)
                                                        DOLLARS IN THOUSANDS

                                                              CHARGES
                              BALANCE        ADDITIONS           TO
                             BEGINNING      CHARGED TO        RESERVE,                         BALANCE,
                              OF YEAR        EARNINGS           NET           OTHER<F1>      END OF YEAR
    Reserve for
    Doubtful
    Receivables:
      1994                   $   2,943        $   1,565        $     571        $     47        $   3,984
                              ========         ========         ========         =======         ========
      1993                       2,933              938              928               0            2,943
                              ========         ========         ========         =======         ========
      1992                       2,195            1,825            1,087               0            2,933
                              ========         ========         ========         =======         ========

   <F1>      Represents reserve additions resulting from acquisitions.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BANTA CORPORATION


   DATE:    March 23, 1995       BY: /s/ CALVIN W. AURAND, JR.
                                     Calvin W. Aurand, Jr.,
                                     Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ CALVIN W. AURAND, JR.               March 23, 1995
   Calvin W. Aurand, Jr.,
     Chairman of the Board and Directors

   /s/ DONALD D. BELCHER                   March 23, 1995
   Donald D. Belcher, President and
     Chief Executive Officer


   /s/ GERALD A. HENSELER                  March 23, 1995
   Gerald A. Henseler, Executive Vice
     President, Chief Financial Officer,
     and Director


   /s/ ROBERT A. KREIDER                   March 23, 1995
   Robert A. Kreider, Treasurer


   /s/ BERNARD S. KUBALE                   March 23, 1995
   Bernard S. Kubale, Director


   /s/ GEORGE T. BROPHY                    March 23, 1995
   George T. Brophy, Director


   /s/ DONALD TAYLOR                       March 23, 1995
   Donald Taylor, Director


   /s/ ALLAN J. WILLIAMSON                 March 23, 1995
   Allan J. Williamson, Director

                       BANTA CORPORATION - File No. 0-6187
                     Form 10-K, Year Ended December 31, 1994


                                  EXHIBIT INDEX
   Exhibit Number

       3. (a) Articles of Incorporation, as amended                       (1)

          (b) Amendments to Bylaws                                         --

          (c) Bylaws, as amended                                           --

       4. (a) Note Purchase Agreements dated December 9, 1986             (2)

          (b) Amendment to Note Purchase Agreements dated
                 December 9, 1986                                         (3)

          (c) Note Purchase Agreement dated June 24, 1988                 (4)

          (d) Amendment to Note Purchase Agreements dated
                 December 9, 1986                                         (5)

          (e) Promissory Note Agreement dated July 17, 1990               (6)

          (f) Rights Agreement dated October 29, 1991                     (7)

          (g) Note Purchase and Private Shelf Agreement dated
                 May 12, 1994                                             (8)

          (h) Amendment to Note Purchase Agreements dated
                 December 9, 1986                                         (9)

          (i) Amendment to Promissory Note Agreement dated
                 July 17, 1990                                           (10)

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

     *10. (a) Supplemental Retirement Plan for Key Employees             (11)
          (b) Amendment to Supplemental Retirement Plan for
               Key Employees                                             (12)
          (c) Prior Amendments to Supplemental Retirement Plan           (13)
          (d) Management Incentive Award Plan                            (14)
          (e) Amendment to Management Incentive Award Plan               (15)
          (f) Form of Agreements with Gerald A. Henseler and
              Allan J. Williamson                                        (16)
          (g) Form of Agreements with Calvin W. Aurand, Jr.
              and Ronald D. Kneezel                                      (17)
          (h) Form of Agreements with Robert A. Kreider, Dennis J.
              Meyer, James E. Milslagle and John E. Tiffany              (18)
          (i) Agreement with Donald D. Belcher                           (19)
          (j) Letter of Agreement with Calvin W. Aurand, Jr.             (20)
          (k) 1985 Deferred Compensation Plan for Key Employees, as
              amended and restated                                       (21)
          (l) 1988 Deferred Compensation Plan for Key Employees, as
              amended and restated                                       (22)
          (m) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation
              Plans for Key Employees                                    (23)
          (n) Basic Form of Deferred Compensation under (post-
              December 1993) 1988 Deferred Compensation plan for
              Key Employees                                              (24)
          (o) Deferred Compensation Plan for Directors                   (25)
          (p) Form of Deferred Compensation Agreements for Directors     (26)
          (q) Revised Form of Indemnity Agreements with Directors and
              Certain Officers                                           (27)
          (r) 1987 Incentive Stock Option Plan; 1987 Nonstatutory Stock
              Option Plan                                                (28)
          (s) Amendment to 1987 Nonstatutory Stock Option Plan           (29)
          (t) Executive Trust Agreement                                  (30)
          (u) Amendment to Executive Trust Agreement                     (31)
          (v) Long-term Incentive Plan                                   (32)
          (w) Amendment to Long-term Incentive Plan                      (33)
          (x) 1991 Stock Option Plan                                     (34)
          (y) Agreement with Allan J. Williamson                         (35)
          (z) Description of Supplemental Long-term Disability Plan      (36)
         (aa) Letter Agreement with Donald D. Belcher                    (37)
         (bb) Letter Agreement with Dennis J. Meyer dated
              November 18, 1993                                           --
         (cc) Agreement with Calvin W. Aurand dated January 12,
              1995                                                        --
         (dd) Agreement with Gerald A. Henseler dated September 1,
              1994                                                        --
         (ee) Outside Directors' Retirement Plan                          --

      13. Portions of Annual Report to Shareholders for fiscal year ended December 31, 1994 that are incorporated by reference herein.

      21. List of Subsidiaries.

      23. Consent of Arthur Andersen LLP.

      27. Financial Data Schedule [EDGAR version only].

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

     (8) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (9) Exhibit No. 4(b) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (10) Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (11) Exhibit No. 14 to Form 10-K for the year ended December 29, 1979 is hereby incorporated herein by reference.

     (12) Exhibit No. 10(c) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (13) Exhibit No. 19(a) to Form 10-K for the year ended December 31, 1983, Exhibit No. 19(a) to Form 10-Q for the quarter ended June 30, 1984 and Exhibit No. 10(f) to Form 10-K for the year ended December 28, 1985 are hereby incorporated herein by reference.

     (14) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (15) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (16) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

     (17) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (18) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

     (19) Exhibit No. 10(b) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

     (20) Exhibit No. 10(l) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

     (21) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (22) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

     (23) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (24) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

     (25) Exhibit No. 10(q) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (26) Exhibit No. 10(p) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

     (27) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

     (28) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

     (29) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

     (30) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (31) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

     (32) Exhibit No. 10(t) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (33) Exhibit No. 19(f) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (34) Exhibit No. 10(u) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (35) Exhibit No. 10(v) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

     (36) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

     (37) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

   All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.