Form 10-Q
period 1995-04-01
BANTA CORP
filed 1995-05-12
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 1, 1995

                                       OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

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

        The registrant had outstanding on April 1, 1995, 20,143,084 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                           Quarterly Report Form 10-Q
                       For the Quarter Ended April 1, 1995

                                      INDEX




   PART I   Financial Statements:                                  Page Number


          Unaudited Consolidated Condensed Balance Sheets
            April 1, 1995 and December 31, 1994  . . . . . . . . . . . . .  3

          Unaudited Consolidated Condensed Statements of Earnings for
            the Three Months Ended April 1, 1995 and April 2, 1994 . . . .  4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended April 1, 1995 and April 2, 1994 . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . . . .  6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . .  7-8


   PART II  Other Information and Signatures:

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .  8


          Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . .  9

   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 April 1,    December 31,
                                                   1995          1994
    (Dollars in Thousands)
    ASSETS

    Current Assets
       Cash                                     $      619     $       370
       Receivables                                 163,323         169,613
       Inventories                                  75,816          67,797
       Other current assets                         11,970          10,644
                                                   -------         -------
          Total Current Assets                     251,728         248,424
                                                   -------         -------
    Plant and Equipment                            539,545         523,735
    Less Accumulated Depreciation                  241,715         230,073
                                                   -------         -------
    Plant and Equipment, net                       297,830         293,662
                                                   -------         -------
    Other Assets                                    11,212          11,766
    Cost in Excess of Net Assets
     of Businesses Acquired                         23,735          23,911
                                                    ------         -------
                                                $  584,505     $   577,763
                                                   =======        ========


    LIABILITIES AND SHAREHOLDERS' INVESTMENT
    Current Liabilities

       Notes payable                            $    20,916  $      56,001
       Accounts payable                              47,344         44,960
       Accrued salaries and wages                    18,825         20,239
       Other accrued liabilities                     23,695         17,469
       Current maturities of long-term debt           8,146          8,333
                                                    -------      ---------
          Total Current Liabilities                 118,926        147,002
                                                    -------       --------
    Long-term Debt                                   92,554         67,834
    Deferred Income Taxes                            19,430         19,218
    Other Non-current Liabilities                    13,565         12,122
    Shareholders' Investment
       Preferred stock - $10 par value;
          authorized 300,000 shares, none
          issued                                       -              -
       Common stock - $.10 par value;
          authorized 75,000,000
          shares, 20,143,084 and 20,079,007
          shares issued, respectively                 2,014          2,013
       Amount in excess of par value of stock        57,038         56,780
       Retained earnings                            280,978        272,794
                                                   --------        -------
          Total Shareholders' Investment            340,030        331,587
                                                    -------        -------
                                                $   584,505  $     577,763
                                                    =======        =======

   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

   (Dollars in Thousands, Except Per Share Amounts)


                                                     Three Months Ended
                                                  April 1,       April 2,
                                                    1995           1994

   Net sales                                    $    232,954    $   187,464

   Cost of goods sold                                183,265        146,400
                                                     -------        -------
         Gross earnings                               49,689         41,064

   Selling and administrative expense                 29,108         24,046
                                                     -------        -------

         Earnings from operations                     20,581         17,018

   Interest expense                                    2,268          1,113

   Other (expense) income, net                           (11)            60
                                                     -------        -------
         Earnings before income taxes                 18,302         15,965

   Provision for income taxes                          7,300          6,400
                                                     -------        -------
         Net earnings                           $     11,002          9,565
                                                     =======         ======

   Earnings per share of common stock           $        .54            .47
                                                     =======         ======

   Average common shares outstanding              20,259,846     20,243,003
                                                  ==========     ==========

   Cash dividends per share of common stock     $        .14    $       .13
                                                   =========       ========


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS



    (Dollars in Thousands)                            Three Months Ended

                                                  April 1,         April 2,
                                                    1995             1994
    Cash Flow From Operating Activities

      Net earnings                              $    11,002     $     9,565
      Depreciation and amortization                  12,018           9,484
      Deferred income taxes                             212            (618)
      Change in assets and liabilities

         Decrease (increase) in receivables           6,290          (1,447)
         (Increase) decrease in inventories          (8,019)          8,055
         Increase in other current assets            (1,326)         (2,086)
         Increase in accounts payable
             and accrued liabilities                  7,196           5,595
         Decrease in other non-current assets           554             618
         Other, net                                   1,443           1,056
                                                     ------         -------

            Cash provided from operating
             activities                              29,370          30,222
                                                    -------         -------


    Cash Flow From Investing Activities

      Capital expenditures, net                     (16,010)       (26,489)
      Acquisition of business                          -           (16,331)
                                                  ---------        --------
            Cash used for investing activities      (16,010)       (42,820)
                                                  ---------        --------


    Cash Flow From Financing Activities
      (Repayment) issuance of notes payable,
       net                                          (35,085)          8,375

      Issuance of long-term debt                     25,000             -
      Repayment of long-term debt                      (467)         (1,188)

      Dividends paid                                 (2,818)         (2,601)
      Proceeds from exercise of stock options           259             655
                                                  ---------        --------
         Cash (used for) provided from
            financing activities                    (13,111)          5,241)
                                                  ---------        --------

    Net increase (decrease) in cash                     249          (7,357)
    Cash at beginning of period                         370           8,230
                                                   --------        --------

         Cash at end of period                  $       619     $       873
                                                   ========        ========

    Cash payments for:
      Interest, net of amount capitalized       $     2,429     $     1,865
      Income taxes                                    1,214           1,918


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

   2)  Inventories

       The majority of the Corporation's inventories are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

       Inventory amounts at April 1, 1995 and December 31, 1994 were as follows:

                                                     (Dollars in Thousands)
                                                    April 1,      December 31,
                                                       1995          1994

       Raw Materials and Supplies                   $    45,733   $   37,106

       Work-In-Process and Finished Goods                36,423       35,531
                                                         ------       ------
          FIFO value (current cost of all
            inventories)                                 82,156       72,637
       Excess of current cost over carrying value
          of LIFO inventories                            (6,340)      (4,840)
                                                         ------       ------
             Net Inventories                        $    75,816   $   67,797
                                                         ======       ======


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

   FINANCIAL CONDITION

   Liquidity and Capital Resources

       The Corporation's net working capital increased by approximately $31.4 million during the first quarter of 1995. This increase was primarily due to the issuance during the quarter of $25 million of long-term debt at an interest rate of 7.98%. The proceeds of the debt issued were used primarily to repay short-term indebtedness. After the issuance of this debt, the Corporation's ratio of long-term debt to total capitalization was 21%.

   RESULTS OF OPERATIONS

   Net Sales

       Sales for the first quarter of 1995 were $45.5 million (24%) higher than the first quarter of 1994. Contributing to the sales increase were acquisitions completed during 1994, which accounted for about one-third of the sales increase. Since the Corporation supplies much of its customers' paper, rising paper prices contributed about one-fourth of the sales increase. Sales comparisons by market classification showed increases in the commercial, book and magazine markets. The largest sales gain was in the commercial market where Danbury Printing (acquired in 1994) added $11 million in sales and strong catalog volume carried over from the fourth quarter of 1994. The book market showed increased sales strength due to gains in technical manuals and software documentation.

   Cost of Goods Sold

       Cost of goods sold as a percentage of sales increased from 78.1% for the first quarter of 1994 to 78.7% for the first quarter of 1995. This overall margin decline resulted from several factors. Since the sale of paper generally has lower margins than manufacturing sales, the increase in paper sales reduced average margins. The inclusion of the results of the two companies acquired in 1994 for the full first quarter of 1995 has reduced margins as those companies currently provide margins below the Corporation's average. Due to the recent large increase in paper prices, the Corporation recorded a $1.5 million provision for last-in first-out (LIFO) inventory valuation during the first quarter of 1995. No provision was required for the first quarter of 1994. During the first quarter of 1995 paper suppliers announced additional price increases to be implemented in the second quarter. These increases, if implemented, will impact the LIFO provision required during the remainder of 1995. Offsetting the above margin reductions were higher margins in the book market due to higher activity levels.

   Selling and Administrative Expenses

       Selling and administrative expenses were $5 million higher for the first quarter of 1995 than for the first quarter of 1994. The increase is primarily due to higher levels of activity in general and the inclusion of $1.9 million of selling and administrative expenses of the companies acquired in 1994.


   Interest Expense

       Interest expense was $1,155,000 higher in the first quarter of 1995 than for the first quarter of 1994 due to increased borrowings and higher interest rates. The Corporation's average level of indebtedness was approximately $49 million higher during the first quarter of 1995 compared with the same period in 1994. The Corporation's short-term borrowing rates that were approximately 1.5 percentage points higher in 1995 than in the first quarter of 1994.

   Income Taxes

       The Corporation's effective first quarter income tax rates were approximately the same for the first quarter of 1995 and 1994, respectively.


                          PART II:   OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 3(a) Amendment to By Laws

                 3(b) Bylaws, as amended

                 27   Financial Data Schedule

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


   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date       May 11, 1995

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended April 1, 1995


                                                    Page Number in Sequential
   Exhibit Number                                      Numbering System

   3(a)  Amendment to By Laws
   3(b)  Bylaws, as amended
   27    Financial Data Schedule