Form 10-Q
period 1995-07-01
BANTA CORP
filed 1995-08-11
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 1, 1995

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

        The registrant had outstanding on July 1, 1995, 20,211,809 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                           Quarterly Report Form 10-Q
                       For the Quarter Ended July 1, 1995

                                      INDEX




   PART I   Financial Statements:                                  Page Number


          Unaudited Consolidated Condensed Balance Sheets
            July 1, 1995 and December 31, 1994 . . . . . . . . . . . . . .  3

          Unaudited Consolidated Condensed Statements of Earnings for
            the Three and Six Months Ended July 1, 1995 and July 2, 1994 .  4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended July 1, 1995 and July 2, 1994 . . . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . . . .  6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . .  7-8




   PART II  Other Information and Signatures:

          Item 4 - Submission of Matters to a Vote of Security Holders . .  8

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .  9

   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS


                                              (Dollars in Thousands)

                                               July 1,    December 31,
                                                1995          1994
    ASSETS

    Current Assets
       Cash                                  $  2,188      $     370
       Receivables                            164,833        169,613
       Inventories                             75,448         67,797

       Other current assets                    12,312         10,644
                                              -------       --------

      Total Current Assets                    254,781        248,424
                                             --------       --------

    Plant and Equipment                       555,676        523,735
    Less Accumulated Depreciation             253,491        230,073
                                              -------       --------
    Plant and Equipment, net                  302,185        293,662
                                              -------       --------
    Other Assets                               10,903         11,766
    Cost in Excess of Net Assets of
     Businesses Acquired                       26,790         23,911
                                              -------        -------
                                             $594,659      $ 577,763
                                              =======        =======
    LIABILITIES AND SHAREHOLDERS'
     INVESTMENT
    Current Liabilities
       Notes payable                         $ 13,438     $   56,001
       Accounts payable                        40,983         44,960
       Accrued salaries and wages              20,536         20,239
       Other accrued liabilities               19,683         17,469
       Current maturities of long-term
        debt                                    7,949          8,333
                                              -------      ---------

      Total Current Liabilities               102,589        147,002
                                              -------      ---------

    Long-term Debt                            107,299         67,834
    Deferred Income Taxes                      18,968         19,218
    Other Non-current Liabilities              14,194         12,122
    Shareholders' Investment

       Preferred stock - $10 par value;
        authorized 300,000 shares, none
        issued                                   -              -
       Common stock - $.10 par value;
        authorized 75,000,000
        shares, 20,211,809 and 20,126,026
        shares issued, respectively             2,021          2,013
       Amount in excess of par value of
        stock                                  58,677         56,780
       Retained earnings                      290,911        272,794
                                             --------       --------
      Total Shareholders' Investment          351,609        331,587
                                             --------       --------
                                             $594,659      $ 577,763
                                             ========       ========


   See accompanying notes to consolidated financial statements.


                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                           (Dollars in Thousands, Except Per Share Amounts)

                                         Three Months Ended                Six Months Ended

                                  July 1, 1995     July 2, 1994     July 1, 1995     July 2, 1994

   Net sales                       $ 235,346         $185,831       $  468,300       $373,295

   Cost of goods sold                182,241          139,765          365,506        286,165
                                     -------          -------         --------        -------

      Gross earnings                  53,105           46,066          102,794         87,130

   Selling and administrative
    expense                           29,569           25,122           58,677         49,168
                                     -------          -------          -------        -------

      Earnings from operations        23,536           20,944           44,117         37,962

   Interest expense                   (2,152)          (1,251)          (4,420)        (2,364)

   Other (expense) income, net          (131)             264             (142)           324
                                     -------          -------          -------        -------

      Earnings before income
       taxes                          21,253           19,957           39,555         35,922

   Provision for income taxes          8,500            8,000           15,800         14,400
                                     -------          -------          -------       --------

      Net earnings                 $  12,753         $ 11,957       $   23,755       $ 21,522
                                     =======          =======          =======       ========

   Earnings per share of common
    stock                          $     .63         $    .59       $     1.17       $   1.06
                                       =====           ======          =======         ======

   Average common shares
    outstanding                   20,318,632       20,237,006       20,289,239     20,240,005
                                 ===========      ===========       ==========    ===========

   Cash dividends per share of
    common stock                   $     .14         $    .13       $      .28       $    .26
                                   =========         ========          =======       ========




   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS


                                                    (Dollars in Thousands)
                                                       Six Months Ended

                                                   July 1,           July 2,
                                                     1995             1994
    Cash Flow From Operating Activities

     Net earnings                                $23,755          $21,522
     Depreciation and amortization                23,830           19,538
     Deferred income taxes                          (250)          (1,154)
     Change in assets and liabilities
      Decrease in receivables                      4,780            2,216
      (Increase) decrease in inventories          (7,651)           5,204
      Increase in other current assets            (1,668)            (409)
      (Decrease) increase in accounts payable
          and accrued liabilities                 (1,466)           7,619

      Decrease in other non-current assets           863            1,067
      Other, net                                   2,072              734
                                                --------        ---------

        Cash provided from operating
         activities                               44,265           56,337
                                                --------         --------


    Cash Flow From Investing Activities
     Capital expenditures, net                   (29,063)         (46,935)
     Acquisition of businesses                    (6,169)         (16,331)
                                                 -------        ---------

        Cash used for investing activities       (35,232)         (63,266)
                                                 -------        ---------


    Cash Flow From Financing Activities

     Repayment of notes payable, net             (42,563)         (17,785)
     Issuance of long-term debt                   40,000           25,000
     Repayment of long-term debt                    (919)          (4,296)
     Dividends paid                               (5,638)          (5,206)

     Proceeds from exercise of stock options       1,905            1,095
                                                --------        ---------
      Cash used for financing activities          (7,215)          (1,192)

                                                --------        ---------
    Net increase (decrease) in cash                1,818           (8,121)

    Cash at beginning of period                      370            8,230
                                                --------        ---------

    Cash at end of period                        $ 2,188          $   109
                                                ========        =========

    Cash payments for:
     Interest, net of amount capitalized         $ 4,028          $ 3,326
     Income taxes                                 13,545           15,457


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

   2)   Inventories

        The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

        Inventory amounts at July 1, 1995 and December 31, 1994 were as follows:

                                                  (Dollars in Thousands)
                                                             December 31,
                                              July 1, 1995       1994

     Raw Materials and Supplies               $48,476         $37,106
     Work-In-Process and Finished Goods        35,212          35,531
                                             --------        --------

        FIFO value (current cost of all
            inventories)                       83,688          72,637
     Excess of Current Cost over Carrying
      Value of LIFO Inventories                (8,240)         (4,840)
                                             --------       ---------
           Net Inventories                    $75,448         $67,797
                                             ========        ========

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

   FINANCIAL CONDITION

   Liquidity and Capital Resources

    The Corporation's net working capital increased by approximately $50.8 million during the first half of 1995. This increase was primarily due to the issuance of $40 million of long-term debt during the first half of 1995 at interest rates ranging from 7.38% to 7.98%. The proceeds of the debt issued were used primarily to repay short-term indebtedness. After issuance of the debt, the Corporation's ratio of long-term debt to total capitalization was 23%.

   RESULTS OF OPERATIONS

   Net Sales

    Sales for the second quarter of 1995 were $49.5 million (27%) higher than the second quarter of 1994. Paper price increases had a significant impact on sales since the Corporation supplies much of its customers' paper. These price increases accounted for about one-half of the sales increase for the quarter. The 1994 acquisition of United Graphics (acquired in the second half of 1994) accounted for 10% of the sales increase. All market classifications showed increases for the quarter. The largest sales gains were in the commercial market which included increased volume from the Banta Direct Marketing Group and from the Banta Catalog Group resulting from a higher volume of work produces as well as the increased paper prices. The book market classification showed increased sales strength due to higher activity levels in trade and educational books and the increased paper prices.

    Sales for the first half of 1995 increased by $95 million (25%) over 1994 also due in significant part to the impact of increased paper prices. The commercial, book and magazine market classifications reported sales increases for the first half of 1995. The largest increases in sales were in the commercial classification, particularly in consumer catalogs and direct marketing materials (which was due in part to an acquisition made in 1994), and the book classification. The increases in both market classifications resulted from higher activity levels and increased paper prices. Acquisitions completed in 1994 accounted for approximately one-fourth of the 1995 sales increase.

   Cost of Goods Sold

    Cost of goods sold as a percentage of sales increased from 75.2% for the second quarter of 1994 to 77.4% for the second quarter of 1995. This overall margin decline resulted from several factors. Since the sale of paper generally has lower margins than manufacturing sales, the increase in paper sales reduced average margins. The inclusion of the results of United Graphics has reduced margins as this company currently provides margins below the Corporation's average. Due to the recent large increase in paper prices, the Corporation recorded a $1.9 million provision for last-in first-out (LIFO) inventory valuation during the second quarter of 1995. This represents .8% of sales and about one-third of the decline in the margin percentage. A provision of $300,000 was provided in the second quarter of 1994. During the second quarter of 1995 paper suppliers announced additional price increases to be implemented in the third quarter. These increases, if implemented, will impact the LIFO provision required during the remainder of 1995.

    Cost of goods sold as a percentage of sales increased from 76.7% for the first six months of 1994 to 78.0% for the first six months of 1995. The reduction in margins of the six-month period resulted from the factors discussed above regarding the second quarter. The Corporation has recorded a total $3.4 million provision for LIFO during the first six months of 1995, representing .7% of sales and about one-half of the decline in the margin percentage. A total of $300,000 was provided for LIFO in the first six months of 1994.

   Selling and Administrative Expenses

    Selling and administrative expenses were $4.4 million and $9.5 million higher for the second quarter and first six months of 1995, respectively, than for the same periods of 1994. The increase is primarily due to higher levels of activity in general and the inclusion of $1.2 million and $3.2 million for the second quarter and six-month period, respectively, of selling and administrative expenses for the operations acquired during 1994.


   Interest Expense

    Interest expense was approximately $900,000 and $2.1 million higher in the second quarter and first six months of 1995, respectively, than for the same periods of 1994. This is due to increased borrowings and higher average interest rates. The Corporation's average level of indebtedness was approximately $50 million higher during the first half of 1995 compared with the same period in 1994.

   Income Taxes

    The Corporation's effective income tax rates were approximately the same for the first half of 1995 and 1994.


                          PART II:   OTHER INFORMATION

   ITEM 4.      Submission of Matters to a Vote of Security Holders

    (a) - (c)

    At the annual meeting of shareholders held on April 25, 1995, all of the persons nominated as directors were elected for terms expiring at the 1996 Annual Meeting. The following table sets forth certain information with respect to such election:
                                                           Shares
                                 Shares Voted           Withholding
       Name of Nominee                For                Authority

    Barry K. Allen                16,527,958              153,742
    Jameson A. Baxter             16,526,228              155,472
    Donald D. Belcher             16,502,682              179,015
    George T. Brophy              16,516,016              165,684
    William J. Cadogan            16,163,613              518,087
    Richard L. Gunderson          16,523,070              158,630
    Gerald H. Henseler            16,501,878              179,822
    Bernard S. Kubale             15,971,815              709,885
    Donald Taylor                 16,508,219              173,481
    Allan J. Williamson           16,494,216              187,484

    Also at the annual meeting of shareholders on April 25, 1995, the shareholders approved the adoption of the Banta Corporation 1995 Equity Incentive Plan. The shares voted for, against and those abstaining were 14,220,293, 1,740,141, and 721,266, respectively.


   ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -
          10(a) Banta Corporation 1995 Equity Incentive Plan (1)
          10(b) Banta Corporation 1991 Stock Option Plan, as amended
          27    Financial Data Schedule [EDGAR filing only]

          (1) Exhibit No. 4.4 to the Company's Registration Statement on Form S-8 (Registration #33-61683) is hereby incorporated herein by reference.

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


   BANTA CORPORATION

   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date             August 10, 1995

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended July 1, 1995


                                                    Page Number in Sequential
   Exhibit Number                                      Numbering System

   10(a) Banta Corporation 1995 Equity
          Incentive Plan   . . . . . . . . . . . . . . . . . .     (1)
   10(b) Banta Corporation 1991 Stock Option
          Plan, as amended   . . . . . . . . . . . . . . . . .     --
   27    Financial Data Schedule [EDGAR filing only]   . . . .     --


   (1) Exhibit No. 4.4 to the Company's Registration Statement on Form S-8 (Registration #33-61683) is hereby incorporated herein by reference.