Form 10-Q
period 1995-10-30
BANTA CORP
filed 1995-11-14
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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

        The registrant had outstanding on September 30, 1995, 20,275,820 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1995

                                      INDEX




   PART I   Financial Statements:                                 Page Number


          Unaudited Consolidated Condensed Balance Sheets
            September 30, 1995 and December 31, 1994 . . . . . . . . . . .  3

          Unaudited Consolidated Condensed Statements of Earnings for
            the Three and Nine Months Ended September 30, 1995 and
            October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . .  4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended September 30, 1995 and
            October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . . .  6-7

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . .  7-8




   PART II  Other Information and Signatures:

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .  9

   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  (Dollars in Thousands)

                                               September 30,   December 31,
                                                    1995           1994
    ASSETS
    Current Assets
       Cash                                    $        9,310    $       370
       Receivables                                    179,748        169,613
       Inventories                                     76,752         67,797
       Other current assets                            10,301         10,644
                                                      -------        -------
           Total Current Assets                       276,111        248,424
                                                      -------        -------
    Plant and Equipment                               570,335        523,735
    Less Accumulated Depreciation                     266,044        230,073
                                                      -------        -------
    Plant and Equipment, net                          304,291        293,662
                                                      -------        -------
    Other Assets                                       11,629         11,766
    Cost in Excess of Net Assets of                    28,686         23,911
                                                      -------        -------
     Businesses Acquired                       $      620,717    $   577,763
                                                      =======        =======

    LIABILITIES AND SHAREHOLDERS'
     INVESTMENT

    Current Liabilities
       Notes payable                           $       26,220    $    56,001
       Accounts payable                                34,457         41,529
       Accrued salaries and wages                      22,379         20,239
       Other accrued liabilities                       28,976         20,900
       Current maturities of long-term debt             7,856          8,333
                                                      -------        -------
           Total Current Liabilities                  119,888        147,002
                                                      -------        -------
    Long-term Debt                                    102,724         67,834
    Deferred Income Taxes                              18,831         19,218
    Other Non-current Liabilities                      13,974         12,122

    Shareholders' Investment
       Preferred stock - $10 par value;
           authorized 300,000 shares, none
           issued                                        -              -
       Common stock - $.10 par value;
           authorized 75,000,000 shares,
           20,275,820 and 20,126,026 shares
           issued, respectively                         2,028          2,013
       Amount in excess of par value of stock          59,718         56,780
       Retained earnings                              303,554        272,794
                                                      -------        -------
           Total Shareholders' Investment             365,300        331,587
                                                      -------        -------
                                               $      620,717    $   577,763
                                                      =======        =======


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                 (Dollars in Thousands, Except Per Share Amounts)

                                     Three Months Ended                 Nine Months Ended
                                Sept. 30, 1995   Oct. 1, 1994     Sept. 30, 1995   Oct. 1, 1994

    Net sales                       $249,267       $207,735          $717,567      $ 581,030
    Cost of goods sold               193,524        160,140           559,030        446,305
                                     -------        -------           -------        -------
       Gross earnings                 55,743         47,595           158,537        134,725
    Selling and
     administrative expense           28,066         24,638            86,743         73,806
                                     -------         ------           -------        -------
       Earnings from
        operations                    27,677         22,957            71,794         60,919
    Interest expense                  (2,427)        (1,386)           (6,847)        (3,751)
    Other income, net                    524            639               382            964
                                     -------        -------           -------         ------
       Earnings before income
        taxes                         25,774         22,210            65,329         58,132
    Provision for income
     taxes                            10,300          8,900            26,100         23,300
                                     -------        -------           -------        -------
       Net earnings                 $ 15,474       $ 13,310          $ 39,229      $  34,832
                                    =======         =======           =======        =======
    Earnings per share of
     common stock                   $    .76       $    .66          $   1.93      $    1.72
                                      ======         ======            ======         ======
    Average common shares
     outstanding                  20,405,250     20,239,947        20,327,909     20,239,985
                                  ==========     ==========        ==========     ==========
    Cash dividends per share
     of common stock                $    .14       $    .13          $    .42      $     .39
                                     =======        =======           =======         ======


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS

                                (Dollars in Thousands)

                                                  Nine Months Ended
                                             September 30,     October 1,
                                                  1995            1994
    Cash Flow From Operating Activities
      Net earnings                             $ 39,229          $34,832
      Depreciation and amortization              35,691           29,657
      Deferred income taxes                        (387)            (654)
      Change in assets and liabilities
         Increase in receivables                (10,071)         (20,723)
         Increase in inventories                 (8,955)          (3,467)
         Decrease in other current assets           373              220
         Increase in accounts payable
             and accrued liabilities              3,140           19,665
         Decrease (increase) in other non
             -current assets                        137             (333)
         Other, net                               1,852            1,573
                                                 ------           ------
            Cash provided by operating
             activities                          61,009           60,770
                                                -------           ------
    Cash Flow From Investing Activities
      Capital expenditures, net                 (42,766)         (67,162)
       Acquisition of businesses                  (8,419)         (29,831)
                                                -------          -------
            Cash used for investing
             activities                         (51,185)         (96,993)
                                                 ------          -------

    Cash Flow From Financing Activities
      (Repayment) issuance of notes
       payable, net                             (29,781)          14,104
      Issuance of long-term debt                 40,000           25,000
      Repayment of long-term debt                (5,587)          (4,700)
      Dividends paid                             (8,469)          (7,814)
      Proceeds from exercise of stock
       options                                    2,953            1,513
                                                 ------           ------
         Cash (used for) provided by
          financing activities                     (884)          28,103
                                                 ------          -------
    Net increase (decrease) in cash               8,940           (8,120)
    Cash at beginning of period                     370            8,230
                                                 ------          -------
         Cash at end of period                  $ 9,310          $   110
                                                =======           ======

    Cash payments for:
      Interest, net of amount capitalized       $ 6,877           $3,891
      Income taxes                               23,476           24,057



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

        Inventory amounts at September 30, 1995 and December 31, 1994 were as follows:

                                                  (Dollars in Thousands)
                                              September 30,    December 31,
                                                  1995             1994
    Raw Materials and Supplies               $     48,750    $    37,106
    Work-In-Process and Finished Goods             37,942         35,531
                                                  -------         ------
       FIFO value (current cost of all
          inventories)                             86,692         72,637

    Excess of Current Cost over Carrying
     Value  of LIFO Inventories                    (9,940)        (4,840)
                                                   ------         ------
         Net Inventories                     $     76,752    $    67,797
                                                   ======        =======

   3)   Subsequent Event

        On October 18, 1995, the Corporation completed its acquisition of B.G. Turnkey Services Limited ("B.G. Turnkey"). B.G. Turnkey, headquartered in Cork, Ireland, provides project management, product assembly, fulfillment and product localization services to computer software and hardware companies from facilities located in Ireland, Scotland and The Netherlands, as well as from recently opened facilities in the United States. B.G. Turnkey reported sales for its most recent fiscal year of approximately IR Pounds 100 million ($160 million). The purchase price consisted of 236,765 shares of the Corporation's common stock and approximately $21 million of the Corporation debentures with a stated maturity of 5 years.

   4) In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Corporation intends to adopt this statement during the first quarter of 1996. The adoption of this standard is not expected to have a material effect on the Corporation's financial position or results of operations.

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

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital increased by approximately $54.8 million during the first three quarters of 1995. This increase was primarily due to the application of the proceeds from the issuance of $40 million of long-term debt during the first nine months of 1995 at interest rates ranging from 7.38% to 7.98% and to cash provided from operating activities. The proceeds of the debt issued were used primarily to repay short-term indebtedness. During November 1995, the Corporation issued an additional $35 million of long-term debt at an interest rate of 6.81%. After issuance of this debt, the Corporation's ratio of long-term debt to total capitalization was 27%.

        During the third quarter the Corporation replaced its lines of credit, which had been used exclusively to support commercial paper borrowings, with a $65 credit agreement. The new credit agreement supports both commercial paper borrowings and direct borrowings from three participating banks.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the third quarter of 1995 were $41.5 million (20%) higher than the third quarter of 1994. Paper price increases had a significant impact on sales since the Corporation supplies much of its customers' paper. These price increases accounted for about one-half of the sales increase for the quarter. The commercial, book and magazine market classifications showed sales increases for the quarter, which included the impact of higher paper prices. The largest sales gains were in the commercial market which included increased volume from the Banta Direct Marketing Group and from the Banta Catalog Group resulting from a higher volume of work produced. The book market classification showed increased sales strength due to higher activity levels in trade and educational books. The magazine market classification benefitted from new production capacity added in the third quarter at both plants that serve this market. Although net sales for the book market increased overall, the demand for software documentation softened as electronic documentation delivery is gaining wider acceptance. However, demand has increased for project management services, which includes component procurement, package assembly, order fulfillment and product distribution.

        Sales for the first three quarters of 1995 increased by $137 million (23%) over 1994 also due in significant part to the impact of increased paper prices. The commercial, book and magazine market classifications reported sales increases for the first three quarters of 1995. The largest increases in sales were in the book classification and the commercial classification, particularly in consumer catalogs and direct marketing materials. Increases in both market classifications were the result of higher activity levels, increased paper prices and acquisitions. Acquisitions completed in 1994 and 1995 accounted for approximately one-fourth of the 1995 sales increase.

        The acquisition of B.G. Turnkey completed in October is expected to increase the Corporation's sales by approximately 15% in the fourth quarter of 1995 compared to the fourth quarter of 1994. It is also expected to moderately increase net earnings and earnings per share.

   Cost of Goods Sold

        Cost of goods sold as a percentage of sales increased from 77.1% for the third quarter of 1994 to 77.6% for the third quarter of 1995. This overall margin decline resulted from several factors. Since the sale of paper generally has lower margins than manufacturing sales, the increase in paper sales reduced average margin percentages. The inclusion of the results of United Graphics (acquired in 1994) has reduced margins as this company currently has margins below the Corporation's average. Offsetting these factors were improved margins primarily resulting from increased utilization at the plants in the Banta Catalog Group and the Banta Direct Marketing Group, all of which are included in the commercial market classification. Due to the increase in paper prices, the Corporation recorded a $1.7 million provision for last-in first-out (LIFO) inventory valuation during the third quarter of 1995. This represents .7% of sales. This compares to a provision of $1.0 million was provided in the third quarter of 1994. The Corporation expects relatively stable paper prices in the fourth quarter of 1995.

        Cost of goods sold as a percentage of sales increased from 76.8% for the first three quarters of 1994 to 77.9% for the first three quarters of 1995. The reduction in margins of the three quarters resulted from the factors discussed above regarding the third quarter. The Corporation has recorded a total $5.1 million provision for LIFO during the first three quarters of 1995, representing .7% of sales. A total of $1.3 million was provided for LIFO in the first three quarters of 1994.

   Selling and Administrative Expenses

        Selling and administrative expenses were $3.4 million and $12.9 million higher for the third quarter and first three quarters of 1995, respectively, than for the same periods of 1994. The increase is primarily due to higher levels of activity in general and the inclusion of $1.0 million and $4.2 million for the third quarter and nine-month period of 1995, respectively, of selling and administrative expenses for the operations acquired during 1994 and 1995.


   Interest Expense

        Interest expense was approximately $1.0 million and $3.1 million higher in the third quarter and first nine months of 1995, respectively, than for the same periods of 1994. This is due to increased levels of long-term borrowing which carry higher average interest rates. The Corporation's average level of overall indebtedness was approximately $45 million higher during the first three quarters of 1995 compared with the same period in 1994.

        The increase in indebtedness during 1995 resulted form the aggressive capital expenditure commitments made in 1994 and 1995, as well as an increase in $47 million in the average net investment in working capital during 1995 compared with 1994.

   Income Taxes

        The Corporation's effective income tax rates were approximately the same for the first three quarters of 1995 and 1994.

                          PART II:   OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits -

            4(a) Note Purchase and Medium-Term Note Agreement Dated November
                 2, 1995

            27   Financial Data Schedule [EDGAR filing only]

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


   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date   November 13, 1995

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended September 30, 1995



   Exhibit Number

   4(a)    Note Purchase and Medium-Term Note Agreement Dated
           November 2, 1995

   27      Financial Data Schedule [EDGAR filing only]