Form 10-K
period 1995-12-30
BANTA CORP
filed 1996-03-27
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the fiscal year ended December 30, 1995
                  or
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

       Title of each class                        Name of each exchange
             None                                  on  which registered
                                                     None

   Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                         Rights to Purchase Common Stock
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K.  [   ]

       Aggregate market value of voting stock held by non-affiliates of the
   registrant as of   March 8, 1996:  $824,361,651.

       Number of shares of common stock outstanding March 8, 1996:
   30,905,565.

                       DOCUMENTS INCORPORATED BY REFERENCE

       (1) Annual Report to Shareholders for year ended December 30, 1995 (incorporated into Parts I and II).
       (2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 23, 1996 (incorporated into Part III).

                                     PART I

   Item 1.  Business.

   General.

       Banta Corporation (the "Corporation"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Box 8003, Menasha, Wisconsin, 54952-8003. The Corporation had a total of 5,700 employees at the end of fiscal 1995.

       The Corporation operates in one business segment-Printing Services. Market classifications of the Corporation's sales are commercial (catalogs, direct mail and single-use products); books (educational, general, trade, data manuals and project management services); magazines; and other (digital imaging services, production of point-of-purchase displays and security products). At the end of fiscal 1995, the Corporation's operations were conducted at 30 production facilities in the United States located in Wisconsin, Minnesota, California, Colorado, Connecticut, Illinois, Massachusetts, Missouri, North Carolina, Utah, Virginia and Washington and at five European production facilities located in Ireland, Scotland, and The Netherlands.

       The following table sets forth the approximate percentage of consolidated net sales contributed by each class of similar products and services which accounted for ten percent or more of consolidated net sales for any of the last three fiscal years.

                            1995            1994            1993
    Commercial                47%             46%             44%
    Books                     34              32              34
    Magazines                 11              12              12
    Other                      8              10              10
                           -----           -----           -----
        TOTAL                100%            100%            100%
                           -----           -----           -----

       In October 1995, the Corporation acquired B.G. Turnkey Services Limited ("B.G. Turnkey"). B.G. Turnkey, which has been included in the book market classification since the acquisition date, reported sales for 1994 of approximately $160 million. The purchase price consisted of 236,765 shares of the Corporation's common stock and approximately $21 million of the Corporation's debentures which were called and prepaid in December 1995. The Corporation also paid $3.2 million to former shareholders of B.G. Turnkey in exchange for a covenant not to compete.

       During 1995, the Corporation purchased Applied Technology Corporation, which serves the single-use health care market, and New Frontiers Information Corporation, which provides customers with online solutions for distributing catalogs and direct marketing materials via the Internet's World Wide Web. The combined purchase price for these two acquisitions was approximately $9.0 million.

       In August 1994, the Corporation completed its acquisition of United Graphics Inc. ("UGI") for approximately $9.5 million in cash and a $1.5 million note. The Corporation also paid $4 million to former shareholders of UGI in exchange for a covenant not to compete. UGI, which has been included in the book market classification since the acquisition date, reported sales for its fiscal year prior to acquisition of approximately $28 million.

       In March 1994, the Corporation purchased substantially all of the assets of Danbury Printing & Litho, Inc. ("Danbury"). The purchase price consisted of $16.3 million in cash plus the assumption of selected liabilities. Danbury, which has been included in the commercial market classification since the acquisition date, reported sales of approximately $35 million in 1993.

   Customers.

       The Corporation sells its products and services to a large number of customers and ordinarily does not have long-term contracts with its customers. Production agreements covering one to three years are, however, more frequent for magazine and catalog production. Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 25%, 23% and 25% of net sales during 1995, 1994 and 1993, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1995, 1994 or 1993. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

   Backlog.

       The Corporation is primarily a manufacturing services company and provides its customers with printing, converting and other services. Lead time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors. Backlogs would be expressed in terms of time scheduled on equipment and not dollar value.
   Consequently, the dollar value of backlog is not readily available.

   Markets Served.

       Below is a description of the primary markets the Corporation serves:

   - Commercial

       The Corporation produces catalogs primarily for the consumer, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services provided by various Banta operating units, including computerized mail distribution planning systems which assist the Corporation's customers in minimizing postage costs, are an integral part of catalog printing services.

       Printed materials for direct marketing customers are provided by three Banta units. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Over the past two years, the Corporation has invested in imaging equipment which personalizes direct mail pieces at press speeds. This capability is becoming increasingly important to customers and the Corporation expects to make additional investments in this important technology. The Corporation's acquisition of Danbury in 1994 improved its ability to provide direct marketing materials to customers in the Northeastern United States. These three units experienced higher levels of utilization in 1995 than in 1994, which contributed to increased sales in this market.

       Catalog and direct marketing materials are primarily distributed through the United States Postal Service ("USPS") as third class or bulk rate mail. The substantial escalation in postage rates, which increased by in excess of 14% effective January 1, 1995, significantly impacted the cost of doing business for the Corporation's customers, particularly when combined with the increases in paper prices (see Raw Materials section below).

       One of the Corporation's subsidiaries, Ling Products, Inc., provides printed products to the fast-food industry and converts poly film and paper into single-use products for the food service industry and health care industry. In addition, Ling Products extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its health care products include plastic garment covers, examination gowns, stretcher sheets, examination table paper, pillow covers, and gloves for personnel who come into contact with patients having highly communicable diseases. The acquisition of Applied Technology Corporation in 1995 expanded the health care product offerings to include disposable thermometer sheaths, dental camera covers, cotton-tipped applicators and tongue depressors.

   - Books

       The Corporation prints consumable elementary and high school workbooks and other products for publishers of educational and general book markets including textbooks (primarily soft cover), testing materials and paperbound books. Print opportunities in the consumable educational workbook market have decreased during the last several years. Publisher consolidations have resulted in fewer companies offering educational products which has reduced the number of projects printed. Additionally, the effort to improve the nation's educational system has prompted schools to try alternate teaching methods. Some of these efforts have replaced consumable workbooks with other instructional materials.

       To reduce its concentration in the elementary and high school markets, the Corporation has increased its marketing efforts relating to other softcover books including college texts, general books, data manuals and software documentation for the computer industry. The Corporation's operating units serving the computer equipment and software industries print manuals, using both offset printing and high speed photocopying, and offer complete turnkey services including computer disk replication, product packaging and distribution. The acquisition of B.G. Turnkey in 1995 increased the Corporation's product offerings to include project management, procurement, packaging, assembly and fulfillment services for computer software and hardware manufacturers primarily in Europe. This acquisition will also enable the Corporation to help meet customers' international distribution needs. The Corporation's acquisition of UGI in 1994 enhanced its ability to service software publishers in the Northwestern United States.

       The Corporation's book units also produce multimedia products for educational publishers, industry and professional and trade associations.

       Other customers include publishers of trade books, calendars, religious books, cookbooks and manuals.

   - Magazines

       The Corporation's two plants serving the magazine market print, sort and mail magazines representing more than 500 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation began provides its customers with computerized mailing list and distribution services.

       The January 1, 1995 postage rate increase and increasing paper prices (see Raw Materials section below) also increased operating costs for the Corporation's magazine customers.

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

       During the past several years, the Corporation has expanded its service offerings to include CD-ROM production, CD Interactive programming and developing interactive online products for the World Wide Web. These services are primarily provided by three of the Corporation's subsidiaries
   - KnowledgeSet Corporation, The DI Group, Inc. And New Frontiers Information Corporation, which was acquired in 1995.

       KCS Industries Inc., a subsidiary of the Corporation, produces point-of-purchase products such as custom designed signs, displays, labels and decals for a variety of customers including those in the brewing, cosmetic, food, appliance, automotive and home entertainment industries. KCS Industries also produces, through a joint venture, postage stamps in booklet, coil and sheet format for the USPS.

   Competitive Conditions.

       The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The graphic arts industry has undergone a period of consolidation for a number of years. This trend has resulted in the emergence of several additional competitors which are similar to the Corporation in size and product offerings. The major competitive factors in the Corporation's business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to improve its earnings in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

       There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to increased pricing pressure. In the educational market, for instance, activity is greater in the first half of the year, and in the catalog and direct marketing markets, activity is greater in the second half of the year. Computer software and hardware products are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

   Raw Materials.

       The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

       In the fourth quarter of 1994 and throughout 1995, there was a dramatic increase in paper prices and a tightening of availability, with nearly all grades on allocation and delivery times extending up to six weeks or more. During the fourth quarter of 1995 paper prices stabilized somewhat, and it is anticipated that allocation restrictions may be reduced or eliminated in 1996 due to the softening demand for paper. The solid relationships the Corporation has built with paper suppliers over the years has been beneficial during periods of limited paper availability as the Corporation is able to meet its customers needs and was able to accommodate its added production capacity in 1995. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. The average cost of paper to the Corporation's customers was about 33% higher in 1995 than in 1994, 3% lower in 1994 than in 1993 and 2% higher in 1993 than in 1992.

       The Corporation uses a number of other raw materials including ink, resins, solvents, adhesives, wire, packaging materials and subcontracted components. Costs for many of these materials increased significantly during the second half of 1994 and throughout 1995.

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

       The Corporation has environmental compliance programs primarily for control of internal and external air quality, ground water quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1996. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and result in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

   Foreign Operations.

       Footnote 11 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995 includes information on the Corporation's foreign operations. The disclosures contained in such footnote is hereby incorporated herein by reference.


                      EXECUTIVE OFFICERS OF THE CORPORATION

   Name, Age, Position           Business Experience During Last Five Years

   Donald D. Belcher; 57;  . . . Chairman of the Board of the Corporation
   Chairman, President and       since May 1995: President and Chief
   Chief Executive Officer       Executive Officer of the Corporation since
                                 January 1995; President and Chief Operating
                                 Officer of the Corporation from September
                                 1994 to January 1995; Senior Group Vice
                                 President of Avery Dennison Corporation
                                 (diversified manufacturing company) from
                                 1990 until joining the Corporation.

   Gerald A. Henseler; 55; . . . Executive Vice President and Chief Financial
   Executive Vice President      Officer of the Corporation since 1992;
   and Chief Financial Officer   Senior Vice President, Chief Financial
                                 Officer and Treasurer of the Corporation prior thereto.

   Ronald D. Kneezel; 39;  . . . Secretary of the Corporation since December
   Vice President, General       1991; Vice President and General Counsel of
   Counsel and Secretary         the Corporation since 1988.

   Robert A. Kreider; 41;  . . . Treasurer of the Corporation since November
   Treasurer and Corporate       1992;  Corporate Controller since July 1989;
   Controller                    Assistant Treasurer from April 1991 to
                                 October 1992.

   Dennis J. Meyer; 40;  . . . . Vice President of the Corporation since
   Vice President Marketing      January 1994; Vice President, Quebecor
                                 Printing (manufacturer of printed materials) from 1990 to December 1993.

   John E. Tiffany; 57;  . . . . Vice President of the Corporation.
   Vice President Manufacturing

   Allan J. Williamson; 64;  . . President of Banta Book Group
   President of Banta Book Group

   There are no family relationships between the executive officers of the Corporation.

   All of the executive officers are elected or appointed annually. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

   Item 2.  Properties.

       The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1995, these owned facilities include approximately 2,971,000 square feet of space utilized as follows: office space 313,000, manufacturing 1,634,000 and warehouse 1,024,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation leases production facilities in Wisconsin, California, Colorado, Illinois, Massachusetts, Minnesota, Utah and Washington, as well as warehouse space in numerous locations. European production facilities located in Ireland, Scotland and The Netherlands are also leased. The total of all leased facilities contain approximately 1,497,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

       One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $2,660,000 as of December 30, 1995.

   Item 3.  Legal Proceedings.

       The Corporation is not involved in any material pending legal proceedings, as defined by this item.

   Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

                                  PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters.

       As of March 8, 1996 there were approximately 1,811 holders of record of the Corporation's Common Stock.

       Under long-term debt agreements to which the Corporation is a party, payment of cash dividends is restricted. As of December 30, 1995, approximately $94,398,000 of retained earnings was not restricted under these agreements.

       The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995, is hereby incorporated herein by reference in response to this Item.

   Item 6.  Selected Financial Data.

       The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995, is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995, is hereby incorporated herein by reference in response to this Item.

   Item 8.  Financial Statements and Supplementary Data.

       The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995, are hereby incorporated herein by reference in response to a portion of this Item.

       The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 1995, is hereby incorporated herein by reference in response to a portion of this item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant.

       The information under the captions "Election of Directors" and "Other Matters" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

   Item 11.  Executive Compensation.

       The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Board Compensation Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information under the caption "Stock Ownership of Management" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 13.  Certain Relationships and Related Transactions.

       The information under the of Director caption "Executive Compensation
   - Compensation Committee Interlocks and Insider Participation" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  The following documents are filed as part of this report:

                                                     PAGE REFERENCE

                                                               ANNUAL REPORT
                                                  FORM 10-K   TO SHAREHOLDERS

   1.   Financial Statements:
        Consolidated Balance Sheets
          December 30, 1995, and December 31,
           1994                                                     24
        For the fiscal years ended December 30,
         1995,
          December 31, 1994 and January 1, 1994:
            Consolidated Statements of Earnings                     25
            Consolidated Statements of Cash Flows                   26
            Consolidated Statements of
              Shareholders' Investment                              27
        Notes to Consolidated Financial Statements                 28-34
        Report of Independent Public Accountants                    35

   2.   Financial Statement Schedule:
        Report of Independent Public Accountants      14
        Schedule II - Valuation and Qualifying
         Accounts                                     15

        All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

   3.   Exhibits:

        3.(a)  Articles of Incorporation, as amended (1)
          (b)  Amendment to Bylaws
          (c)  Bylaws, as amended

        4.(a)  Note Purchase Agreements dated December 9, 1986 (2)
          (b)  Amendment to Note Purchase Agreements dated December 9, 1986
               (3)
          (c)  Note Purchase Agreement dated June 24, 1988 (4)
          (d)  Amendment to Note Purchase Agreements dated December 9, 1986
               (5)
          (e)  Promissory Note Agreement dated July 17, 1990 (6)
          (f)  Rights Agreement dated October 29, 1991 (7)
          (g)  Note Purchase and Private Shelf Agreement dated May 12, 1994
               (8)
          (h)  Amendment to Note Purchase Agreements dated December 9, 1986
               (9)
          (I)  Amendment to Promissory Note Agreement dated July 17, 1990
               (10)
          (j) Note Purchase and Medium-term Note Agreement Dated November 2, 1995 (11)

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

     *10. (a)  Amended and Restated Supplemental Retirement Plan for Key
               Employees
          (b)  Management Incentive Award Plan (12)
          (c)  Amendment to Management Incentive Award Plan (13)
          (d) Form of Agreements with Gerald A. Henseler and Allan J. Williamson (14)
          (e)  Form of Agreement with Ronald D. Kneezel (15)
          (f) Form of Agreements with Robert A. Kreider, Dennis J. Meyer and John E. Tiffany (16)
          (g)  Agreement with Donald D. Belcher (17)
          (h) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (18)
          (i) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (19)
          (j) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (20)
          (k) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (21)
          (l)  Deferred Compensation Plan for Directors (22)
          (m)  Form of Deferred Compensation Agreements for Directors (23)
          (n) Revised Form of Indemnity Agreements with Directors and Certain Officers (24)
          (o) 1987 Incentive Stock Option Plan; 1987 Nonstatutory Stock Option Plan (25)
          (p)  Amendment to 1987 Nonstatutory Stock Option Plan (26)
          (q)  Executive Trust Agreement (27)
          (r)  Amendment to Executive Trust Agreement (28)
          (s)  Long-term Incentive Plan (29)
          (t)  Amendment to Long-term Incentive Plan
          (u)  Amendment to Long-term Incentive Plan (30)
          (v)  1991 Stock Option Plan as amended (31)
          (w)  Agreement with Allan J. Williamson (32)
          (x)  Description of Supplemental Long-term Disability Plan (33)
          (y)  Letter Agreement with Donald D. Belcher (34)
          (z)  Letter Agreement with Dennis J. Meyer (35)
         (aa)  Agreement with Gerald A. Henseler (36)
         (bb)  Outside Directors' Retirement Plan (37)
         (cc)  Banta Corporation 1995 Equity Incentive Plan (38)

   * Exhibits 10(a) through 10(cc) are management contracts or compensatory plans or arrangements.


   13. Portions of Annual Report to Shareholders for fiscal year ended December 30, 1995 that are incorporated by reference herein.

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

       (11) Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.

       (12) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

       (13) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

       (14) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

       (15) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

       (16) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

       (17) Exhibit No. 10(b) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

       (18) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

       (19) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

       (20) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

       (21) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

       (22) Exhibit No. 10(q) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

       (23) Exhibit No. 10(p) to Form 10-K for the year ended January 3, 1987 is hereby incorporated herein by reference.

       (24) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

       (25) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

       (26) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

       (27) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

       (28) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

       (29) Exhibit No. 10(t) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

       (30) Exhibit No. 19(f) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

       (31) Exhibit No. 10(b) to Form 10-Q for the quarter ended July 1, 1995 is hereby incorporated herein by reference.

       (32) Exhibit No. 10(v) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

       (33) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

       (34) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

       (35) Exhibit No. 10(bb) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

       (36) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

       (37) Exhibit No. 10(ee) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

       (38) Exhibit No. 10(a) to Form 10-Q for the quarter ended July 1, 1995 is hereby incorporated herein by reference.

       All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Corporation during the quarter ended December 30, 1995.

                    REPORT OF INDEPENDENT  PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                           ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 30, 1996.


                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         YEARS ENDED December 30, 1995 (1995), December 31, 1994 (1994)
                            and JANUARY 1, 1994 (1993)
                                                     DOLLARS IN THOUSANDS

                               BALANCE        ADDITIONS      CHARGES                   BALANCE,
                            BEGINNING OF     CHARGED TO    TO RESERVE,                  END OF
                                YEAR          EARNINGS         NET         OTHER         YEAR
   Reserve for Doubtful
   Receivables:
       1995                  $    3,984      $     861     $   1,431      $     0     $   3,414
                              =========       ========      ========       ======      ========
       1994                  $    2,943      $   1,565     $     524      $     0     $   3,984
                              =========       ========      ========       ======      ========
       1993                  $    2,933      $     938     $     928      $     0     $   2,943
                              =========       ========      ========       ======      ========

                                   SIGNATURES

       Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BANTA CORPORATION


   DATE:    March 23, 1996            BY:  /s/ DONALD D. BELCHER
                                         Donald D. Belcher
                                         Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ DONALD D. BELCHER                   March 23, 1996
   Donald D. Belcher, Chairman, President
    and Chief Executive Officer


   /s/ GERALD A. HENSELER                  March 23, 1996
   Gerald A. Henseler, Executive Vice
     President, Chief Financial Officer,
     and Director


   /s/ ROBERT A. KREIDER                   March 23, 1996
   Robert A. Kreider, Treasurer


   /s/ BERNARD S. KUBALE                   March 23, 1996
   Bernard S. Kubale, Director


   /s/ DONALD TAYLOR                       March 23, 1996
   Donald Taylor, Director


   /s/ ALLAN J. WILLIAMSON                 March 23, 1996
   Allan J. Williamson, Director

                       BANTA CORPORATION - File No. 0-6187
                     Form 10-K, Year Ended December 30, 1995

                                  EXHIBIT INDEX

                                                        Page Numbering
                                                         In Sequential
   Exhibit Number                                      Numbering System

   3.  (b) Amendment to Bylaws                               -----
       (c) Bylaws, as amended                                -----

   10. (a) Amended and Restated Supplemental Retirement
           Plan for Key Employees                            -----
       (t) Amendment to Long-term Incentive Plan             -----

   13. Portions of Annual Report to Shareholders for fiscal
       year ended December 30, 1995 that are incorporated
       by reference herein.                                  -----

   21. List of Subsidiaries.                                 -----

   23. Consent of Arthur Andersen LLP.                       -----

   27. Financial Data Schedule [EDGAR version only].