Form 10-Q
period 1996-03-30
BANTA CORP
filed 1996-05-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 30, 1996

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

        The registrant had outstanding on March 30, 1996, 31,164,726 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                           Quarterly Report Form 10-Q
                      For the Quarter Ended March 30, 1996


                                      INDEX




   PART I Financial Statements:                                   Page Number


        Unaudited Consolidated Condensed Balance Sheets
          March 30, 1996 and December 30, 1995   . . . . . . . . . . .   3

        Unaudited Consolidated Condensed Statements of Earnings for
          the Three Months Ended March 30, 1996 and April 1, 1995  . .   4

        Unaudited Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended March 30, 1996 and April 1, 1995    5

        Notes to Unaudited Consolidated Condensed
          Financial Statements   . . . . . . . . . . . . . . . . . . .   6

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . 7-8



   PART II   Other Information and Signatures:

        Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . .   8



   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                                  (Dollars in Thousands)
                                            March 30, 1996  December 30, 1995
    ASSETS
    Current Assets

       Cash                                       $  27,583   $  27,130
       Receivables                                  196,537     199,151
       Inventories                                   69,638      70,750
       Other current assets                          12,942      13,775
                                                    -------     -------
         Total Current Assets                       306,700     310,806
                                                    -------     -------
    Plant and Equipment                             615,953     592,707
    Less Accumulated Depreciation                   292,422     278,989
                                                    -------     -------
    Plant and Equipment, net                        323,531     313,718
                                                    -------     -------
    Other Assets                                     12,943      13,292

    Cost in Excess of Net Assets of
     Businesses Acquired                             40,416      40,993
                                                    -------     -------
                                                   $683,590    $678,809
                                                    =======     =======


   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current Liabilities
      Accounts payable                              $66,485     $68,365
      Accrued salaries and wages                     18,342      21,784
      Other accrued liabilities                      23,872      24,848
      Current maturities of long-term debt            7,950       7,853
                                                    -------     -------
        Total Current Liabilities                   116,649     122,850
                                                    -------     -------
   Long-term Debt                                   139,005     134,953
   Deferred Income Taxes                             20,945      20,785
   Other Non-current Liabilities                     14,525      13,109
   Shareholders' Investment

      Preferred stock - $10 par value;
        authorized 300,000 shares,none issued           -            -
      Common stock - $.10 par value; authorized
        75,000,000 shares, 31,164,726 and
        20,559,614 shares issued, respectively        3,116       2,056
      Amount in excess of par value of stock         71,804      70,138
      Cumulative translation adjustment                (550)       (118)
      Retained earnings                             318,096     315,036
                                                    -------     -------
        Total Shareholders' Investment              392,466     387,112
                                                    -------     -------
                                                   $683,590    $678,809
                                                    =======     =======


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                             (Dollars in Thousands, Except
                                                    Per Share Amounts)

                                                    Three Months Ended
                                              March 30, 1996   April 1, 1995

   Net sales                                      $271,270       $232,954
   Cost of goods sold                              221,547        183,265
                                                   -------        -------
        Gross earnings                              49,723         49,689
   Selling and administrative expense               32,279         29,108
                                                   -------        -------
        Earnings from operations                    17,444         20,581
   Interest expense                                 (2,861)        (2,268)
   Other income (expense), net                         155            (11)
                                                   -------        -------
        Earnings before income taxes                14,738         18,302
   Provision for income taxes                        5,900          7,300
                                                    ------         ------
        Net earnings                              $  8,838       $ 11,002
                                                    ======         ======
   Earnings per share of common stock              $   .28        $   .36
                                                    ======         ======

   Average common shares outstanding            31,357,429     30,389,769
                                                ==========     ==========

  Cash dividends per share of common stock         $   .11        $   .09
                                                    ======         ======


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS


                                                    (Dollars in Thousands)
                                                      Three Months Ended
                                                March 30,     April 1, 1995
                                                  1996

   Cash Flow From Operating Activities
      Net earnings                             $   8,838        $  11,002
      Depreciation and amortization               14,672           12,018
      Deferred income taxes                          160              212
      Change in assets and liabilities
        Decrease in receivables                    3,146            6,290
        Decrease (increase) in inventories         1,256           (8,019)
        Decrease (increase) in current assets        915           (1,326)
        (Decrease) increase in accounts
           payable and accrued liabilities        (6,636)           7,196
        Decrease in other non-current assets         349              554
        Other, net                                 1,178            1,443
                                                 -------          -------
           Cash provided from operating
             activities                           23,878           29,370
                                                 -------          -------
   Cash Flow From Investing Activities

      Capital expenditures, net                  (19,103)         (16,010)
                                                --------         --------

           Cash used for investing activities    (19,103)         (16,010)
                                                --------         --------
   Cash Flow From Financing Activities
      Repayment of notes payable, net                 -           (35,085)
      Issuance of long-term debt                      -            25,000
      Repayment of long-term debt                 (1,572)            (467)
      Dividends paid and distributions            (4,147)          (2,818)
      Proceeds from exercise of stock option
        and stock issues                           1,397              259
                                                 -------           ------
        Cash used for financing activities        (4,322)         (13,111)
                                                 -------           ------
   Net increase in cash                              453              249

   Cash at beginning of period                    27,130              370
                                                 -------           ------
        Cash at end of period                  $  27,583        $     619
                                                 =======           ======

   Cash payments for:
      Interest, net of amount capitalized      $   2,498        $   2,429

      Income taxes                                 1,062            1,214


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

        Inventory amounts at March 30, 1996 and December 30, 1995 were as follows:
                                               (Dollars in Thousands)
                                                              December 30,
                                             March 30, 1996       1995

      Raw Materials and Supplies           $      46,208   $      44,815
      Work-In-Process and Finished Goods          32,284          34,789
                                                  ------          ------
       FIFO value (current cost of all
        inventories)                              78,492          79,604

      Excess of current cost over carrying
       value of LIFO inventories                  (8,854)         (8,854)
                                                  ------          ------


            Net Inventories                $      69,638   $      70,750
                                                  ======          ======

   3) During the first quarter of 1996, the Corporation acquired all of the outstanding shares of common stock of Packaging Fulfillment Specialists, Inc. ("PFS") in a share exchange. In this transaction, the Corporation issued a total of 236,337 shares of its common stock. This transaction was accounted for as a pooling of interests. However, since the assets, liabilities, results of operations and cash flows of PFS are not material in relation to those of Banta Corporation, prior period financial statements have not been restated to reflect this transaction.

   4)  Stock Dividend

      On March 1, 1996, the Corporation distributed a three-for-two stock split effected in the form of a 50% stock dividend. The earnings per share, dividends per share and average shares outstanding have been adjusted in the condensed financial statements to reflect the stock split.


   Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

      The Corporation's net working capital increased by approximately $2.1 million during the first quarter of 1996 primarily because cash provided from operations was used to reduce current liabilities. There were no other significant changes in the Corporation's liquidity or capital resources.

   RESULTS OF OPERATIONS

   Net Sales

      Sales for the first quarter of 1996 were $38.3 million (16%) higher than the first quarter of 1996. The sales increase is attributable to $35 million of sales reported by B.G. Turnkey Services, which was acquired in October 1995, and higher paper prices in the first quarter of 1996 than in the first quarter of 1995, which are generally passed on to our customers through increased sales prices. Operating activity levels during the first quarter of 1996, in almost all of the Corporation's product groups, were below 1995 first quarter levels. The lower level of operating activity was particularly evident during the first half of the quarter as print projects were delayed and customers reacted to last year's unprecedented rise in paper prices. However, activity levels in the magazine market were slightly ahead of 1995, as a result of capacity added in 1995. Expanded personalization services contributed to increased sales of direct marketing materials, which are included in the commercial market classification.

   Cost of Goods Sold

      Cost of goods sold as a percentage of sales increased from 78.7% for the first quarter of 1995 to 81.7% for the first quarter of 1996. This overall margin decline resulted from several factors. First, since the sale of paper generally has lower margins than manufacturing sales, the increase in paper sales reduced average margins. Second, the inclusion of B.G. Turnkey Services in 1996 reduced margins because its project management services generally provide lower margins than the Corporation's print business due to the higher material content. Cost of goods sold as a percentage of sales for B.G. Turnkey Services was approximately 91.6% for the quarter compared to 80.2% for the balance of the Corporation's operations.

      Due to the paper price increase in 1995's first quarter, a $1.5 million provision for last-in, first-out (LIFO) inventory valuation was recorded in that quarter. No such provision was necessary in 1996.

   Selling and Administrative Expenses

      Selling and administrative expenses were $3.2 million higher for the first quarter of 1996 than for the first quarter of 1995. The increase is primarily due to the inclusion of selling and administrative expenses of the companies acquired in 1995.


   Interest Expense

      Interest expense was $593,000 higher in the first quarter of 1996 than for the first quarter of 1995 due to increased debt levels.

   Income Taxes

      The Corporation's effective first quarter income tax rates were approximately the same for the first quarter of 1996 and 1995, respectively.


                          PART II:   OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K

        (a)    Exhibits -
               27 - Financial Data Schedule (EDGAR version only)

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


   BANTA CORPORATION


   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date       May 10, 1996

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended March 30, 1996



   Exhibit Number
       27         Financial Data Schedule (EDGAR version only)