Form 10-Q
period 1996-06-29
BANTA CORP
filed 1996-08-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 1996

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

        The registrant had outstanding on June 29, 1996, 31,179,484 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 29, 1996

                                      INDEX



   PART I   Financial Statements                                  Page Number


          Unaudited Consolidated Condensed Balance Sheets at
            June 29, 1996 and December 30, 1995  . . . . . . . . . . . . .  3

          Unaudited Consolidated Condensed Statements of Earnings
            for the Three and Six Months Ended June 29, 1996 and
            July 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended June 29, 1996 and July 1, 1995  . . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . . . .  6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . .  7-8


   PART II  Other Information:

          Item 4 - Submission of Matters to a Vote of Security Holders . .  8

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .  8


   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                                   (Dollars in Thousands)
                                                  June 29,     December 30,
                                                    1996           1995
    ASSETS
    Current Assets
       Cash                                     $     51,663  $       27,130
       Receivables                                   175,988         199,151
       Inventories                                    62,108          70,750
       Other current assets                           14,914          13,775
                                                     -------         -------
           Total Current Assets                      304,673         310,806
                                                     -------         -------
    Plant and Equipment                              631,096         592,707
    Less Accumulated Depreciation                    305,589         278,989
                                                     -------         -------
    Plant and Equipment, net                         325,507         313,718
                                                     -------         -------
    Other Assets                                      12,694          13,292

    Cost in Excess of Net Assets of
       Businesses Acquired                            40,064          40,993
                                                     -------         -------
                                                $    682,938  $      678,809
                                                     =======         =======


   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current Liabilities
      Accounts payable                          $      61,461 $      68,365
      Accrued salaries and wages                       18,613        21,784
      Other accrued liabilities                        20,082        24,848
      Current maturities of long-term debt              7,954         7,853
                                                      -------       -------
          Total Current Liabilities                   108,110       122,850
                                                      -------       -------
   Long-term Debt                                     138,736       134,953
   Deferred Income Taxes                               20,042        20,785
   Other Non-current Liabilities                       14,973        13,109

   Shareholders' Investment
      Preferred stock - $10 par value;
          authorized 300,000 shares,
          none issued                                     -              -
      Common stock - $.10 par value; authorized
          75,000,000 shares, 31,179,484 and
          20,559,614 shares issued,
          respectively                                  3,118         2,056
      Amount in excess of par value of stock           71,990        70,138
      Cumulative Translation Adjustment                  (523)         (118)
      Retained earnings                               326,492       315,036
                                                      -------       -------
          Total Shareholders' Investment              401,077       387,112
                                                      -------       -------
                                                $     682,938 $     678,809
                                                      =======       =======



   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                             (Dollars in Thousands, Except Per Share Amounts)


                                        Three Months Ended              Six Months Ended
                                   June 29, 1996 July 1, 1995     June 29, 1996   July 1, 1995

   Net sales                       $    258,650  $     235,346     $   529,920     $   468,300

   Cost of goods sold                   206,679        182,241         428,226         365,506
                                        -------       --------         -------         -------

        Gross earnings                   51,971         53,105         101,694         102,794

   Selling and administrative
      expense                            29,979         29,569          62,258          58,677
                                        -------        -------         -------         -------
        Earnings from operations         21,992         23,536          39,436          44,117

   Interest expense                      (2,702)        (2,152)         (5,563)         (4,420)


   Other income (expense), net              334           (131)            489            (142)
                                       --------        -------         -------         -------
        Earnings before income
          taxes                          19,624         21,253          34,362          39,555

   Provision for income taxes             7,800          8,500          13,700          15,800
                                        -------        -------         -------         -------

        Net earnings               $     11,824    $    12,753     $    20,662          23,755
                                     ==========     ==========      ==========      ==========

   Earnings per share of common
      stock                        $        .38    $       .42     $       .66     $       .78
                                     ==========     ==========      ==========      ==========
   Average common shares
      outstanding                    31,313,042     30,477,948      31,335,236      30,433,859
                                     ==========     ==========      ==========      ==========

   Cash dividends per share of
      common stock                 $      .1100    $     .0925     $     .2150     $     .1850
                                     ==========     ==========      ==========      ==========




   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS

                                               (Dollars in Thousands)

                                                  Six Months Ended
                                               June 29,         July 1,
                                                 1996            1995
   Cash Flow From Operating Activities

     Net earnings                            $    20,662     $   23,755
     Depreciation and amortization                28,741         23,830
     Deferred income taxes                          (743)          (250)
     Change in assets and liabilities
        Decrease in receivables                   23,695          4,780
        Decrease (increase) in inventories         8,786         (7,651)
        Increase in other current assets          (1,057)        (1,668)
        Decrease in accounts payable
            and accrued liabilities              (15,179)        (1,466)
        Decrease in other non-current
            assets                                   598            863

        Other, net                                 1,682          2,072
                                                 -------        -------
           Cash provided from operating
             activities                           67,185         44,265
                                                 -------        -------

   Cash Flow From Investing Activities
     Capital expenditures, net                   (34,825)       (29,063)
     Acquisition of businesses                      -            (6,169)
                                                --------         ------

           Cash used for investing
             activities                          (34,825)       (35,232)
                                                --------         ------
   Cash Flow From Financing Activities
     Repayment of notes payable, net                -           (42,563)
     Issuance of long-term debt                     -            40,000
     Repayment of long-term debt                  (1,837)          (919)
     Dividends paid                               (7,575)        (5,638)
     Proceeds from exercise of stock
        options and stock issues                   1,585          1,905
                                                 -------        -------

        Cash used for financing activities        (7,827)        (7,215)
                                                 -------        -------
   Net increase in cash                           24,533          1,818
   Cash at beginning of period                    27,130            370
                                                 -------         ------
   Cash at end of period                     $    51,663     $    2,188
                                                 =======         ======
   Cash payments for:

     Interest, net of amount capitalized     $     5,284     $    4,028
     Income taxes                                 12,358         13,545


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

        Inventory amounts at June 29, 1996 and December 30, 1995 were as follows:

                                                   (Dollars in Thousands)
                                                  June 29,     December 30,
                                                    1996           1995
        Raw Materials and Supplies              $  43,708        $ 44,815
        Work-In-Process and Finished Goods         27,254          34,789
                                                   ------          ------
           FIFO value (current cost of all
            inventories)                           70,962          79,604
        Excess of Current Cost over Carrying
          Value of LIFO Inventories                (8,854)         (8,854)
                                                   ------          ------
              Net Inventories                   $  62,108        $ 70,750
                                                   ======          ======

   3)   Acquisition

        During the first quarter of 1996, the Corporation acquired all of the outstanding shares of common stock of Packaging Fulfillment Specialists, Inc. ("PFS") in a share exchange. In this transaction, the Corporation issued a total of 236,337 shares of its common stock. This transaction was accounted for as a pooling of interests. However, since the assets, liabilities, results of operations and cash flows of PFS are not material in relation to those of the Corporation, prior period financial statements have not been restated to reflect this transaction.

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


   Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital increased by approximately $8.6 million during the first half of 1996. This increase was primarily due to a decrease in inventory and receivable balances due to reduced levels of operating activity. The Corporation estimates that capital commitments will be approximately $50 million in 1996, down from the original plan of $70 million. There were no other significant changes in the Corporation's liquidity or capital resources.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the second quarter of 1996 were $23.3 million (10%) higher than the second quarter of 1995. The sales increase is attributable to $29.5 million of sales reported by the turnkey operation, B.G. Turnkey, which was acquired in October 1995, and increased paper prices in the second quarter of 1996 over the second quarter of 1995. The Corporation generally passes on the cost of paper to its customers. Operating activity levels during the second quarter of 1996, in almost all of the Corporation's product groups, were below 1995 second quarter levels which offset much of the paper price increases. The Corporation's customers ordered reduced quantities, purchased less paper and delayed print projects as they reacted to last year's unprecedented rise in paper prices. Activity levels in the magazine market were slightly ahead of 1995 as a result of capacity added in 1995.

        Sales for the first half of 1996 increased by $61.6 million (13%) over 1995 also due in significant part to the impact of the acquired turnkey operation, which reported sales of $64.1 million during the first half of 1996. Increased paper prices also impacted sales for the first half of 1996 over the first half of 1995. However, these increases in prices were offset by reduced operating activity in almost all markets with capacity utilization in the first quarter of 1996 significantly lower than the first quarter of 1995. Activity levels in the magazine market were ahead of 1995 as a result of capacity added in 1995.

   Cost of Goods Sold

        Cost of goods sold as a percentage of sales increased from 77.4% for the second quarter of 1995 to 79.9% for the second quarter of 1996. This overall margin decline resulted from several factors. First, since the sale of paper generally has lower margins than manufacturing sales, the increase in paper sales reduced average margins. Second, the inclusion of the newly acquired turnkey operation reduced margins in 1996 because its project management services generally provide lower margins than the Corporation's print business due to higher material content. Cost of goods sold as a percentage of sales for the acquired turnkey operation was approximately 90.3% for the quarter compared to 78.6% for the balance of the Corporation's operations. Margins were also reduced in the second quarter of 1996 as a result of competitive pressures and reduced operating activity resulting in under utilized equipment.

        Due to the paper price increase in 1995's second quarter, a $1.9 million provision for last-in, first-out (LIFO) inventory valuation was recorded in that quarter. No such expense was necessary in the second quarter of 1996. However, subject to changes in the market for paper, management currently believes that it may be able to reverse in the second half of 1996 approximately $4.0 million in LIFO charged in previous years.

        Cost of goods sold as a percentage of sales increased from 78.0% for the first six months of 1995 to 80.8% for the first six months of 1996. The reduction in margins of the six-month period resulted from the factors discussed above regarding the second quarter. The Corporation recorded a total $3.4 million provision for LIFO during the first six months of 1995, representing .7% of sales. No such provision was necessary in the first six months of 1996.

   Selling and Administrative Expenses

        Selling and administrative expenses were $410,000 and $3.6 million higher for the second quarter and first six months of 1996, respectively, than for the same periods of 1995. The increase is primarily due to the inclusion of $2.4 million and $4.9 million for the second quarter and six-month period, respectively, of selling and administrative expenses for the turnkey operation acquired during 1995. These increases were offset partially by reduced selling and administration expenses due to the reduced operating activity.

   Interest Expense

        Interest expense was approximately $500,000 and $1.1 million higher in the second quarter and first six months of 1996, respectively, than for the same periods of 1995 due to increased debt levels.

   Income Taxes

        The Corporation's effective income tax rates were approximately the same for the first half of 1996 and 1995.

                          PART II:   OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security Holders
        (a) - (c)

        At the annual meeting of shareholders held on April 23, 1996, all of the persons nominated as directors were elected for terms expiring at the 1997 Annual Meeting. The following table sets forth certain information with respect to such election:

                                                     Shares Withholding
        Name of Nominee         Shares Voted For          Authority

          Jameson A. Baxter        26,014,989              76,356
          Donald D. Belcher        26,008,921              82,424
          George T. Brophy         25,997,099              94,246
         William J. Cadogan        26,014,996              76,349
        Richard L. Gunderson       26,014,890              76,455
         Gerald A. Henseler        26,014,546              76,799
          Bernard S. Kubale        25,382,840             708,505
            Donald Taylor          25,978,792             112,553
         Allan J. Williamson       25,996,914              94,431


   ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits -
            3.1  Amendment to By-laws
            3.2  By-laws as amended
            10.1 Amendment to Banta Corporation Outside Directors'
                  Retirement Plan
            27   Financial Data Schedule [EDGAR filing only]

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


   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer

   Date   August 12, 1996

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended June 29, 1996



   Exhibit Number

   3.1     Amendment to By-laws

   3.2     By-laws as amended

   10.1    Amendment to Banta Corporation Outside Directors' Retirement Plan

   27      Financial Data Schedule [EDGAR filing only]