Form 10-Q
period 1996-09-28
BANTA CORP
filed 1996-11-12
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 28, 1996

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

        The registrant had outstanding on September 28, 1996, 30,995,171 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 28, 1996


                                      INDEX




   PART I   Financial Statements                                  Page Number


          Unaudited Consolidated Condensed Balance Sheets at
            September 28, 1996 and December 30, 1995 . . . . . . . . .    3

          Unaudited Consolidated Condensed Statements of Earnings
            for the Three and Nine Months Ended September 28, 1996
            and September 30, 1995 . . . . . . . . . . . . . . . . . .    4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended September  28, 1996 and
            September 30, 1995 . . . . . . . . . . . . . . . . . . . .    5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . .    6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . .  7-8

   PART II  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .   8

   Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


   PART I  Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 (Dollars in Thousands)
                                            Sept. 28, 1996      Dec. 30, 1995
   ASSETS
   Current Assets
      Cash                                      $40,571             $27,130
      Receivables                               206,711             199,151
      Inventories                                66,456              70,750
      Other current assets                       15,433              13,775
                                               --------            --------
            Total Current Assets                329,171             310,806
                                               --------            --------
   Plant and Equipment                          640,461             592,707
   Less Accumulated Depreciation                316,445             278,989
                                               --------            --------
   Plant and Equipment, net                     324,016             313,718
                                               --------            --------
   Other Assets                                  12,407              13,292
   Cost in Excess of Net Assets of
    Businesses Acquired                          39,860              40,993
                                               --------             -------
                                               $705,454            $678,809
                                                =======             =======

   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current Liabilities
      Accounts payable                          $79,648             $68,365
      Accrued salaries and wages                 17,893              21,784
      Other accrued liabilities                  21,951              24,848
      Current maturities of long-term
         debt                                     7,956               7,853
                                               --------             -------
            Total Current Liabilities           127,448             122,850
                                               --------             -------
   Long-term Debt                               134,121             134,953
   Deferred Income Taxes                         21,566              20,785
   Other Non-current Liabilities                 13,714              13,109
   Shareholders' Investment
      Preferred stock - $10 par value;
         authorized 300,000 shares,
         none issued                                -                    -
      Common stock - $.10 par value;
         authorized 75,000,000 shares,
         30,995,171 and 20,559,614 shares
         issued, respectively                     3,100               2,056
      Amount in excess of par value
         of stock                                67,281              70,138
      Cumulative translation adjustment            (131)               (118)
      Retained earnings                         338,355             315,036
                                               --------            --------
         Total Shareholders' Investment         408,605             387,112
                                               --------            --------
                                               $705,454            $678,809
                                               ========            ========

   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                               (Dollars in Thousands, Except Per Share Amounts)

                                   Three Months Ended     Nine Months Ended
                                 Sept. 28,   Sept. 30,  Sept. 28,   Sept. 30,
                                   1996        1995       1996        1995

   Net sales                     $264,552    $249,267   $794,472    $717,567

   Cost of goods sold             207,902     193,524    636,128     559,030
                                  -------     -------    -------     -------
     Gross earnings                56,650      55,743    158,344     158,537

   Selling and administrative
     expense                       30,239      28,066     92,497      86,743
                                  -------     -------    -------     -------
     Earnings from operations      26,411      27,677     65,847      71,794

   Interest expense                (2,331)     (2,427)    (7,894)     (6,847)

   Other income, net                1,215         524      1,704         382
                                  -------     -------    -------     -------
     Earnings before income
      taxes                        25,295      25,774     59,657      65,329

   Provision for income taxes      10,000      10,300     23,700      26,100
                                  -------     -------    -------     -------
      Net earnings                $15,295     $15,474    $35,957      39,229
                                  =======     =======    =======     =======
   Earnings per share of common
     stock                           $.49        $.51      $1.15       $1.29
                                  =======     =======    =======     =======

   Average common shares
     outstanding               31,260,177  30,607,875 31,310,216  30,491,864
                               ==========  ========== ==========  ==========

   Cash dividends per share
     of common stock               $.1100      $.0925     $.3250      $.2800
                                  =======     =======    =======     =======


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS

                                                 (Dollars in Thousands)
                                                   Nine Months Ended
                                                Sept. 28,       Sept. 30,
                                                   1996            1995
   Cash Flow From Operating Activities
     Net earnings                              $35,957            $39,229
     Depreciation and amortization              43,338             35,691
     Deferred income taxes                         448               (387)
     Change in assets and liabilities
      Increase in receivables                   (7,028)           (10,071)
      Decrease (increase) in inventories         4,438             (8,955)
      (Increase) decrease in other
        current assets                          (1,243)               373
      Increase in accounts payable
        and accrued liabilities                  4,157              3,140
      Decrease in other non-current assets         885                137
      Other, net                                   669              1,852
                                               -------            -------
         Cash provided from
           operating activities                 81,621             61,009
                                               -------            -------
   Cash Flow From Investing Activities
     Capital expenditures, net                 (47,582)           (42,766)
     Acquisition of businesses                     -               (8,419)
                                               -------            -------
         Cash used for investing
           activities                          (47,582)           (51,185)
                                               -------            -------
   Cash Flow From Financing Activities
     Repayment of notes payable, net               -              (29,781)
     Issuance of long-term debt                    -               40,000
     Repayment of long-term debt                (6,450)            (5,587)
     Dividends paid                            (11,006)            (8,469)
     Proceeds from exercise of stock
      options and stock issues                   2,324              2,953
          Repurchase of common stock            (5,466)               -
                                              --------            -------
         Cash used for financing
           activities                          (20,598)              (884)
                                              --------            -------
   Net increase in cash                         13,441              8,940
   Cash at beginning of period                  27,130                370
                                              --------            -------
   Cash at end of period                       $40,571             $9,310
                                              ========            =======
   Cash payments for:
     Interest, net of amount
       capitalized                             $ 7,656            $ 6,877
     Income taxes                               17,615             23,476


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

        Inventory amounts at September 28, 1996 and December 30, 1995 were as follows:

                                                  (Dollars in Thousands)
                                                Sept. 28,        Dec. 30,
                                                   1996            1995

        Raw Materials and Supplies              $  43,380        $  44,815

        Work-In-Process and Finished Goods         30,180           34,789
                                                    -----            -----
           FIFO value (current cost of all
                inventories)                       73,560           79,604
        Excess of Current Cost over Carrying
           Value of LIFO Inventories               (7,104)          (8,854)
                                                    -----           ------
              Net Inventories                   $  66,456        $  70,750
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

   5)   Subsequent Event

        Subsequent to the end of the third quarter of 1996, the Corporation announced that it had signed a letter of intent to acquire all of the outstanding shares of Dittler Brothers, Incorporated ("Dittler"), a leading specialty printer of direct marketing materials, promotional games, lottery tickets, airline timetables and hotel directories. Dittler operates two printing plants in the Atlanta, Georgia area and reported 1995 sales of $104 million. The purchase price is expected to be 3,070,000 shares of the Corporation's common stock.

   Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital increased by approximately $13.8 million during the first three quarters of 1996. This increase was primarily due to an increase in cash balances maintained. The Corporation estimates that capital commitments will be approximately $55 million in 1996, down from the original plan of $70 million.

        During the third quarter of 1996, the Corporation repurchased 231,100 shares of its common stock at an aggregate purchase price of $5.5 million pursuant to its common stock repurchase program.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the third quarter of 1996 were $15.3 million (6%) higher than the third quarter of 1995. The sales increase is attributable to $25.9 million of sales reported by B.G. Turnkey Services, which was acquired in October 1995. This increase in sales was offset by lower paper sales as paper prices declined significantly from the record levels seen in the third quarter of 1995. Activity levels in the commercial market were ahead of 1995 as a result of increased demand for in-line print personalization and demographic versioning. Sales reported in the other market classifications were flat or lower than 1995.

        Sales for the first three quarters of 1996 increased by $76.9 million (11%) over 1995 also due in large part to the impact of the acquired turnkey operation, which reported sales of $86.6 million during the first three quarters of 1996. Increased paper prices also impacted sales for the first half of 1996 over the first half of 1995. However, these increases in prices were offset by reduced operating activity in almost all markets with capacity utilization in the first quarter of 1996 significantly lower than the first quarter of 1995. Activity levels in the magazine market were ahead of 1995 as a result of capacity added in 1995. Banta's single-use products unit also reported stronger performance during the first three quarters of 1996 over the same period in 1995.

   Cost of Goods Sold

        Cost of goods sold as a percentage of sales increased from 77.6% for the third quarter of 1995 to 78.6% for the third quarter of 1996. This overall margin decline resulted from the inclusion of the newly acquired turnkey operation because its project management services generally provide lower margins than the Corporation's print business due to higher material content. Cost of goods sold as a percentage of sales for the acquired turnkey operation was approximately 86.5% for the quarter compared to 77.3% for the balance of the Corporation's operations. Margins were also reduced in the third quarter of 1996 as a result of pricing pressures and reduced operating activity in several markets.

        Due to decreases in the price for paper in the third quarter of 1996, cost of goods sold was reduced by $1,750,000 for last-in, first-out
        (LIFO) inventory valuation. Due to paper price increases experienced in the third quarter of 1995, a $1.7 million provision for LIFO inventory valuation was recorded in that quarter. The trend of reduced paper prices is expected to last through the end of 1996 and early 1997.

        Cost of goods sold as a percentage of sales increased from 77.9% for the first nine months of 1995 to 80.1% for the first nine months of 1996. The reduction in margins for the nine-month period resulted from the factors discussed above for the third quarter. The Corporation recorded a total $5.1 million provision for LIFO during the first nine months of 1995, representing 0.7% of sales. The only LIFO inventory valuation provision recorded in the first nine months of 1996 was the third quarter $1,750,000 cost of goods sold reduction.

   Selling and Administrative Expenses

        Selling and administrative expenses were $2.2 million and $5.8 million higher for the third quarter and first nine months of 1996, respectively, than for the same periods of 1995. The increase is primarily due to the inclusion of $2.8 million and $6.6 million for the third quarter and nine-month period, respectively, of selling and administrative expenses for the turnkey operation acquired during 1995. These increases were offset partially by reduced selling and administration expenses due to the reduced operating activity.

   Interest Expense

        Interest expense for the third quarter of 1996 was approximately $100,000 lower than the same period of 1995. Although the Corporation increased average debt levels during 1996, a greater portion of that interest expense was capitalized during 1996. Interest expense was approximately $1.0 million higher in the first nine months of 1996 than for the same period of 1995 due to increased debt level over those periods.

   Income Taxes

        The Corporation's effective income tax rate decreased from 40.0% for the third quarter of 1995 to 39.5% for the third quarter of 1996 due to the impact of tax exempt interest income earned on the cash balances maintained during 1996. The effective income tax rate decreased from 40.0% for the first three quarters of 1995 to 39.7% for the first three quarters of 1996 for the same reason.


                          PART II:   OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits -
            27   Financial Data Schedule [EDGAR filing only]

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


   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer

   Date   November 12, 1996

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended September 28, 1996



   Exhibit Number



   27      Financial Data Schedule [EDGAR filing only]