Form 10-K405
period 1996-12-28
BANTA CORP
filed 1997-03-26
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 28, 1996

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

        Aggregate market value of voting stock held by non-affiliates of the
   registrant as of March 7, 1997     $783,350,239.

   Number of shares of common stock outstanding March 7, 1997: 30,119,293.

                       DOCUMENTS INCORPORATED BY REFERENCE

       (1) Annual Report to Shareholders for year ended December 28, 1996 (incorporated into Parts I and II).
       (2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 22, 1997 (incorporated into Part III).

                                     PART I
   Item 1.  Business.

   General.

       Banta Corporation (the "Corporation"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Box 8003, Menasha, Wisconsin, 54952-8003. The Corporation had a total of 6,100 employees at the end of fiscal 1996.

       The Corporation operates in one business segment-Printing Services. Market classifications of the Corporation's sales are commercial (catalogs, direct mail and single-use products); books (educational, general, trade, data manuals and project management services for publishers);turnkey (project management, manufacturing, packaging and distribution); magazines; and other (digital imaging services, production of point-of-purchase displays and security products). At the end of fiscal 1996, the Corporation's operations were conducted at 29 production facilities in the United States located in Wisconsin, Minnesota, California, Connecticut, Illinois, Massachusetts, Missouri, North Carolina, Utah, Virginia and Washington and at six European production facilities located in Ireland, Scotland and The Netherlands.

       The following table sets forth the approximate percentage of consolidated net sales contributed by each class of similar products and services which accounted for ten percent or more of consolidated net sales for any of the last three fiscal years.

                                1996         1995             1994
     Commercial                   44%          47%              46%
     Books                        22           26               28
     Turnkey                      17            8                4
     Magazines                    11           11               12
     Other                         6            8               10
                                ----         ----             ----
       TOTAL                     100%         100%             100%
                                ====         ====             ====

       During 1996, the Corporation acquired Packaging Fulfillment Specialists, Inc. which provides fulfillment services to publishers and is included in the book market classification. The purchase price consisted of 236,337 shares of the Corporation's common stock.

       In October 1995, the Corporation acquired B.G. Turnkey Services Limited (B.G. Turnkey). B.G. Turnkey, which is included in the newly formed Banta Global Turnkey Group and is included in the turnkey market classification, reported sales for 1994 of approximately $160 million. The purchase price consisted of 355,142 shares (as adjusted for the 1996 stock split) of the Corporation's common stock and approximately $21 million of the Corporation's debentures which were called and prepaid in December 1995. The Corporation also paid $3.2 million to former shareholders of B.G. Turnkey in exchange for a covenant not to compete.

       During 1995, the Corporation purchased Applied Technology Corporation, which serves the single-use healthcare market, and New Frontiers Information Corporation, which provides customers with online solutions for distributing catalogs and direct marketing materials via the Internet's World Wide Web. The combined purchase price for these two acquisitions was approximately $9.0 million.

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

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new statement requires changes in the manner in which earnings per share are calculated and is effective for fiscal years ending after December 15,
   1997.  The Standard does not allow early adoption.   The Corporation
   intends to adopt this standard during the fourth quarter of 1997. The adoption of this standard is not expected to have a material effect on the Corporation's earnings per share.

   Customers.

       The Corporation sells its products and services to a large number of customers and ordinarily does not have long-term contracts with its customers. Production agreements covering one to three years are, however, more frequent for magazine and catalog production. Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest
   customers accounted for approximately 28%, 25% and   23% of net sales
   during 1996, 1995 and 1994, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1996, 1995 or 1994. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

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

   Markets Served.

       Below is a description of the primary markets the Corporation serves:

   - Commercial

       The Corporation produces catalogs primarily for the consumer, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services provided by various operating units of the Corporation, including computerized mail distribution planning systems which assist the Corporation's customers in minimizing postage costs, are an integral part of catalog printing services.

       Printed materials for direct marketing customers are provided by three operating units. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Over the past several years, the Corporation has invested in imaging equipment which personalizes direct mail pieces at press speeds. This capability is important to customers and the Corporation expects to make additional investments in this important technology. The Corporation's acquisition of Danbury in 1994 improved its ability to provide direct marketing materials to customers in the Northeastern United States.

       The unprecedented paper price increases of 1994 and 1995 combined with the 1995 postage rate increase had a significant impact on the buying patterns of the Corporation's customers who produce catalogs and direct mail. During 1996 many customers reduced print quantities and delayed projects in an effort to regain profitability lost during 1995. These reductions were most prevalent during the first six months of 1996, with quantities increasing during the second half of the year as paper prices declined (see Raw Materials section below).

       One of the Corporation's subsidiaries, Banta Healthcare Products, Inc.
   (BHP), provides printed products to the fast-food industry and converts poly film and paper into single-use products for the food service industry and healthcare industry. In addition, BHP extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its healthcare products include plastic garment covers, examination gowns, stretcher sheets, examination table paper, pillow covers, and gloves for personnel who come into contact with patients having highly communicable diseases. The acquisition of Applied Technology Corporation in 1995 expanded the healthcare product offerings to include disposable thermometer sheaths and dental camera covers.

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

       To reduce its concentration in the elementary and high school markets, the Corporation has increased its marketing efforts relating to other softcover books including college texts, general books, and data manuals. The Corporation has three operating units serving the computer equipment and software industry's print manuals, all of which use offset printing and high speed photocopying. The Corporation's acquisition of UGI in 1994 enhanced its ability to service software publishers in the Northwestern United States. However, during the last several years print documentation for computer software and hardware has been increasingly replaced by CD-ROM and online documentation. The Corporation is actively pursuing other markets for these three operations.

       The Corporation's book units also produce multimedia products for
   educational publishers and industry,   professional and trade
   associations. The Corporation's 1996 acquisition of Packaging Fulfillment Specialists, Inc. strengthened its ability to provide these services to its customers.

       Other customers include publishers of trade books, calendars, religious books, cookbooks and manuals.

   - Turnkey

       The Corporation's product offerings in its turnkey market classification include project management, manufacturing, procurement, packaging, assembly and worldwide distribution services for computer software publishers, as well as manufacturers of computer hardware and consumer electronics primarily in the United States and Europe. These operating units also perform computer disk replication, product packaging and distribution. The acquisition of B.G. Turnkey in 1995 significantly increased the size and scope of the turnkey services provided by the Corporation.

   - Magazines

       The Corporation's two plants serving the magazine market print, sort and mail magazines representing more than 600 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing list and distribution services.

   - Other

       Prepress services are provided by four of the Corporation's operating units to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines.

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

       KCS Industries Inc., a subsidiary of the Corporation, produces point-of-purchase products such as custom designed signs, displays, labels and decals for a variety of customers, including those in the brewing, cosmetic, food, appliance, automotive and home entertainment industries. KCS Industries also participates, through a joint venture in furnishing postage stamps in booklet, coil and sheet format for the United States Postal Service.

   Competitive Conditions.

       The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The graphic arts industry has undergone a period of consolidation for a number of years. This trend has resulted in the emergence of several additional competitors which are larger than the Corporation in size and product offerings. The major competitive factors in the Corporation's business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years and especially in 1996, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

       There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to increased pricing pressure. In the educational book market, for instance, activity is greater in the first half of the year, and in the catalog and direct marketing materials markets, activity is greater in the second half of the year. Computer software and hardware products are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

   Raw Materials.

       The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

       In the fourth quarter of 1994 and throughout 1995, there was a dramatic increase in paper prices and a tightening of availability, with nearly all grades on allocation and delivery times extending up to six weeks or more. During 1996, the price of paper fell dramatically such that by the end of 1996 paper prices for the grades used most by the Corporation stabilized at prices similar to those available at the beginning of 1994. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. The average cost of paper to the Corporation's customers was about 15% lower in 1996 than in 1995, 33% higher in 1995 than in 1994 and 3% lower in 1994 than in 1993.

       The Corporation uses a number of other raw materials including ink, resins, packaging materials and subcontracted components. The cost of ink decreased slightly in 1996. The cost of resin increased in 1996 but remained slightly lower, on average than in 1995. The cost of packaging materials declined in 1996, after increasing in 1995.

   Development.

       In the graphic arts industry, most research and development is done by equipment and material suppliers. The Corporation generally does not engage in long-range research and development relating to equipment and has not spent significant amounts of money for such purposes. One of the purposes of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications. The Corporation has also increased its emphasis on the development of new products and services using digital technology which includes CD-ROM, video tape, online and database management products. During the last several years, eleven professional and technical employees have worked primarily on research and development activities. Additionally, approximately fifty persons from quality control and engineering devoted a portion of their time to research and development.

       The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1997. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and result in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

   Foreign Operations.

       Footnote 10 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996 includes information on the Corporation's foreign operations. The disclosures contained in such footnotes are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION


                                      Business Experience During Last Five
   Name, Age, Position                Years

   Donald D. Belcher; 58;  . . . . .  Chairman of the Board of the
   Chairman, President and            Corporation since May 1995: President
   Chief Executive Officer            and Chief Executive Officer of the
                                      Corporation since January 1995;
                                      President and Chief Operating Officer
                                      of the Corporation from September 1994
                                      to January 1995; Senior Group Vice
                                      President of Avery Dennison Corporation
                                      (diversified manufacturing company)
                                      from 1990 until joining the
                                      Corporation.

   Gerald A. Henseler; 56; . . . . .  Executive Vice President and Chief
   Executive Vice President           Financial Officer of the Corporation
    and Chief Financial Officer       since 1992; Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      of the Corporation prior thereto.

   Ronald D. Kneezel; 40;  . . . . .  Secretary, Vice President and General
    Vice President, General Counsel   Counsel of the Corporation.
    and Secretary

   Robert A. Kreider; 42;  . . . . .  Treasurer of the Corporation since
    Treasurer and Corporate           November 1992; Corporate Controller
    Controller                        since July 1989; Assistant Treasurer
                                      from April 1991 to October 1992.

   Dennis J. Meyer; 41;  . . . . . .  Vice President of the Corporation
     Vice President Marketing         since January 1994; Vice President,
                                      Quebecor Printing (manufacturer of
                                      printed materials) from 1990 to
                                      December 1993.

   John E. Tiffany; 58;  . . . . . .  Vice President of the Corporation.
     Vice President Manufacturing

   Henry M. Wells, III, 52;  . . . .  Vice President of the Corporation.
     Vice President Human Resources

   There are no family relationships between the executive officers of the Corporation.

   All of the executive officers are elected or appointed annually. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

   Item 2.  Properties.

       The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1996, these owned facilities included approximately 3,187,000 square feet of space utilized as follows: office space 310,000, manufacturing 1,848,000 and warehouse 1,029,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation also leases production facilities in Wisconsin, California, Illinois, Massachusetts, Minnesota, Utah and Washington, as well as warehouse space in numerous locations. European production facilities located in Ireland, Scotland and The Netherlands are also leased. The total of all leased facilities contain approximately 1,869,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

       One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $2,370,000 as of December 28, 1996.

   Item 3.  Legal Proceedings.

       The Corporation is not involved in any material pending legal proceedings, as defined by this Item.

   Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

                                     PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters.

       Under long-term debt agreements to which the Corporation is a party, payment of cash dividends is restricted. As of December 28, 1996, approximately $111,085,000 of retained earnings was not restricted under these agreements.

       The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996, is hereby incorporated herein by reference in response to this Item.

   Item 6.  Selected Financial Data.

       The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996, is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996, is hereby incorporated herein by reference in response to this Item.

   Item 8.  Financial Statements and Supplementary Data.

       The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are hereby incorporated herein by reference in response to a portion of this Item.

       The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1996, is hereby incorporated herein by reference in response to a portion of this item.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant.

       The information under the caption "Election of Directors" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 22, 1997, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

   Item 11.  Executive Compensation.

       The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 22, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 22, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 13.  Certain Relationships and Related Transactions.

       The information under the caption "Board of Directors" and under the subheading "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 22, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:


                                    PAGE REFERENCE

                                                             ANNUAL REPORT
                                               FORM 10-K    TO SHAREHOLDERS

    1.   Financial Statements:
         Consolidated Balance Sheets
            December 28, 1996 and December 30,
              1995                                                   20
          For the fiscal years ended December
            28, 1996, December 30, 1995, and
            December 31, 1994:
              Consolidated Statements of
               Earnings                                              21
              Consolidated Statements of
               Cash Flows                                            22
              Consolidated Statements of
               Shareholders' Investment                              23
          Notes to Consolidated Financial
            Statements                                             24-31
          Report of Independent Public
            Accountants                                              32

      2.  Financial Statement Schedule:
          Report of Independent Public
           Accountants                                14
          Schedule II - Valuation and
           Qualifying Accounts                        15

          All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

      3.  Exhibits:

          3.  (a)   Articles of Incorporation, as amended (1)
              (b)   Amendment to Bylaws dated October 29, 1996
              (c)   Amendment to Bylaws dated December 10, 1996
              (d)   Bylaws, as amended

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

          *10. (a) Amended and Restated Supplemental Retirement Plan for Key Employees (12)
               (b) Amendment to Amended and Restated Supplemental Retirement Plan for Key Employees
               (c)   Management Incentive Award Plan (13)
               (d)   Amendment to Management Incentive Award Plan (14)
               (e)   Form of Agreement with Gerald A. Henseler (15)
               (f)   Form of Agreement with Ronald D. Kneezel (16)
               (g) Form of Agreements with Robert A. Kreider, Dennis J. Meyer and John E. Tiffany (17)
               (h)   Agreement with Donald D. Belcher (18)
               (I) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (19)
               (j) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (20)
               (k) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (21)
               (l) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (22)
               (m)   Deferred Compensation Plan for Directors, as amended
               (n) Revised Form of Indemnity Agreements with Directors and Certain Officers (23)
               (o) 1987 Incentive Stock Option Plan; 1987 Nonstatutory Stock Option Plan (24)
               (p)   Amendment to 1987 Nonstatutory Stock Option Plan (25)
               (q)   Executive Trust Agreement (26)
               (r)   Amendment to Executive Trust Agreement (27)
               (s)   Long-term Incentive Plan, as amended
               (t)   1991 Stock Option Plan, as amended
               (u)   Description of Supplemental Long-term Disability Plan
                     (28)
               (v)   Letter Agreement with Donald D. Belcher (29)
               (w)   Letter Agreement with Dennis J. Meyer (30)
               (x)   Agreement with Gerald A. Henseler (31)
               (y) Banta Corporation 1995 Equity Incentive Plan, as amended
               (z)   Banta Corporation Director Stock Grant Plan

          13. Portions of Annual Report to Shareholders for fiscal year ended December 28, 1996 that are incorporated by reference herein.

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

        (12) Exhibit No. 10(a) to Form 10-K for the year ended December 30, 1995 is hereby incorporated herein by reference.

        (13) Exhibit No. 10(e) to Form 10-K for the year ended December 29, 1990 is hereby incorporated herein by reference.

        (14) Exhibit No. 19(e) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

        (15) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

        (16) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

        (17) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

        (18) Exhibit No. 10(b) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

        (19) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

        (20) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

        (21) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

        (22) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

        (23) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

        (24) Exhibit No. 6(a) to Form 10-Q for the quarter ended July 4, 1987 is hereby incorporated herein by reference.

        (25) Exhibit No. 19(a) to Form 10-Q for the quarter ended October 3, 1987 is hereby incorporated herein by reference.

        (26) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

        (27) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

        (28) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

        (29) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

        (30) Exhibit No. 10(bb) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

        (31) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

   * Exhibits 10(a) through 10(z) are management contracts or compensatory plans or arrangements.
   All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

          (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Corporation during the quarter ended December 28, 1996.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




          ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 27, 1997.

                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED December 28, 1996, December 30, 1995, and December 31, 1994

                                      DOLLARS IN THOUSANDS


                    BALANCE,   ADDITIONS    CHARGES
                   BEGINNING  CHARGED TO  TO RESERVE,             BALANCE, END
                    OF YEAR    EARNINGS       NET        OTHER      OF YEAR
   Reserve for
   Doubtful
   Receivables:

     1996         $    3,414   $     889   $      817  $       0   $    3,486
                      ======      ======       ======     ======       ======
     1995         $    3,984   $     861   $    1,431  $       0   $    3,414
                      ======      ======       ======     ======       ======
     1994         $    2,943   $   1,565   $      524  $       0   $    3,984
                      ======      ======       ======     ======       ======

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              BANTA CORPORATION

   DATE:    March 24, 1997            BY:  /s/ DONALD D. BELCHER
                                         Donald D. Belcher, Chairman of the
                                         Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ DONALD D. BELCHER                            March 24, 1997
   Donald D. Belcher, Chairman, President and
     Chief Executive Officer


   /s/ GERALD A. HENSELER                           March 24, 1997
   Gerald A. Henseler, Executive Vice
     President, Chief Financial Officer, and Director


   /s/ ROBERT A. KREIDER                            March 24, 1997
   Robert A. Kreider, Treasurer


   /s/ BERNARD S. KUBALE                            March 24, 1997
   Bernard S. Kubale, Director


   /s/ DONALD TAYLOR                                March 24, 1997
   Donald Taylor, Director


   /s/ JAMESON A. BAXTER                            March 24, 1997
   Jameson A. Baxter, Director


   /s/ GEORGE T. BROPHY                             March 24, 1997
   George T. Brophy, Director

                     Form 10-K, Year Ended December 28, 1996

                                  EXHIBIT INDEX

   Exhibit Number
   Numbering System

      3.(b)   Amendment to Bylaws dated October 29, 1996

      3.(c)   Amendment to Bylaws dated December 10, 1996

      3.(d)   Bylaws, as amended

     10.(b)   Amendment to Amended and Restated Supplemental
              Retirement Plan for Key Employees

     10.(m) Deferred Compensation Plan for Directors, as amended

     10.(s)   Long-term Incentive Plan, as amended

     10.(t)   1991 Stock Option Plan, as amended

     10.(y) Banta Corporation 1995 Equity Incentive Plan, as amended

     10.(z)   Banta Corporation Director Stock Grant Plan

     13. Annual Report to Shareholders for the fiscal year ended December 28, 1996

     21.      List of Subsidiaries

     23.      Consent of Arthur Andersen LLP

     27.      Financial Data Schedule [EDGAR version only]