Form 10-Q
period 1997-03-29
BANTA CORP
filed 1997-05-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 29, 1997

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

        The registrant had outstanding on March 29, 1997, 29,879,810 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                           Quarterly Report Form 10-Q
                      For the Quarter Ended March 29, 1997

                                      INDEX




   PART I   Financial Statements:                                 Page Number


          Unaudited Consolidated Condensed Balance Sheets
            March 29, 1997 and December 28, 1996 . . . . . . . . . . .   3

          Unaudited Consolidated Condensed Statements of
            Earnings for the Three Months Ended March 29, 1997
            and March 30, 1996 . . . . . . . . . . . . . . . . . . . . . 4

          Unaudited Consolidated Condensed Statements of
            Cash Flows for the Three Months Ended March 29, 1997
            and March 30, 1996 . . . . . . . . . . . . . . . . . . . . . 5

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



   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

   PART I   Item 1 - Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                             (Dollars in thousands)
                                         March 29,           December 28,
                                            1997                 1996

   ASSETS

   Current Assets
      Cash and cash equivalents            $   49,887       $    57,417
      Receivables                             195,572           206,245
      Inventories                              74,718            69,063
      Other current assets                     18,314            14,730
                                             --------         ---------
          Total Current Assets                338,491           347,455
                                             --------         ---------
   Plant and Equipment                        658,870           650,243
   Less: Accumulated Depreciation            (341,759)         (330,304)
                                             --------         ---------
   Plant and Equipment, net                   317,111           319,939
                                             --------         ---------
   Other Assets                                13,933            11,886
   Cost in Excess of Net Assets of
     Subsidiaries Acquired                     38,975            39,938
                                             --------         ---------
                                           $  708,510       $   719,218
                                             ========         =========


   LIABILITIES AND SHAREHOLDERS'
     INVESTMENT

   Current Liabilities
      Short-term debt                      $    2,509       $   4,620
      Accounts payable                         84,986          75,428
      Accrued salaries and wages               18,094          18,269
      Other accrued liabilities                29,334          23,888
      Current maturities of long-term
       debt                                     5,448           5,620
                                             --------         -------
          Total Current Liabilities           140,371         127,825
                                              --------        -------
   Long-term Debt                             133,539         133,696
   Deferred Income Taxes                       21,910          21,805
   Other Non-Current Liabilities               14,320          15,300

   Shareholders' Investment
      Preferred stock-$10 par value;
          authorized 300,000 shares;
         none issued                                0               0
      Common stock-$.10 par value;
          authorized 75,000,000 shares;
          29,879,810 and 30,969,069
         shares issued and outstanding,
         respectively                           2,988           3,097
      Amount in excess of par value of
       stock                                   38,991          66,119
      Cumulative translation adjustment          (123)          1,473
      Retained earnings                       356,514         349,903
                                             --------        --------
          Total Shareholders' Investment      398,370         420,592
                                             --------        --------
                                           $  708,510       $ 719,218
                                             ========        ========

   See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                          (Dollars in thousands, except
                                                 per share amounts)
                                                 Three Months Ended
                                           March 29, 1997   March 30, 1996

   Net sales                               $     275,363    $    271,270
   Cost of goods sold                            222,641         221,547
                                              ----------      ----------
      Gross earnings                              52,722          49,723
   Selling and administrative expenses            34,385          32,279
                                              ----------      ----------
      Earnings from operations                    18,337          17,444
   Interest expense                               (2,793)         (2,861)
   Other, net                                        874             155
                                              ----------      ----------
      Earnings before income taxes                16,418          14,738
   Provision for income taxes                      6,400           5,900
                                              ----------      ----------
      Net earnings                         $      10,018    $      8,838
                                              ==========      ==========

   Earnings per share of common stock      $         .33    $        .28
                                              ==========      ==========
   Average common shares outstanding          30,542,086      31,357,429
                                              ==========      ==========
   Cash dividends per common share         $         .11    $        .11
                                              ==========      ==========


   See accompanying notes to consolidated financial statements

                                                 BANTA CORPORATION AND SUBSIDIARIES
                                      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  (Dollars in thousands)
                                                                    Three Months Ended

                                                               March 29, 1997   March 30, 1996

   Cash Flows From Operating Activities
      Net earnings                                             $  10,018        $   8,838
      Depreciation and amortization                               15,164           14,672
      Deferred income taxes                                          105              160
      Change in assets and liabilities:
        Decrease in receivables                                   10,673            3,146
        (Increase) decrease in inventories                        (5,655)           1,256
        (Increase) decrease in other current assets               (3,584)             915
        Increase (decrease) in accounts payable
           and accrued liabilities                                14,934           (6,636)
        (Increase) decrease in other non-current assets           (2,047)             349
        Other, net                                                (2,068)             323
                                                                 -------          -------
           Cash provided from operating activities                37,540           23,023
                                                                 -------          -------
   Cash Flows From Investing Activities
      Capital expenditures, net                                  (11,986)         (19,103)
                                                                 -------          -------
           Cash used for investing activities                    (11,986)         (19,103)
                                                                 -------          -------
   Cash Flows From Financing Activities
      Repayment of short-term debt, net                           (2,111)               0
      Repayment of long-term debt                                   (329)          (1,572)
      Dividends paid                                              (3,407)          (3,292)
      Proceeds from exercise of stock options                        333            1,397
      Repurchase of common stock                                 (27,570)               0
                                                                 -------          -------
           Cash used for financing activities                    (33,084)          (3,467)
                                                                 -------          -------
   Net (decrease) increase in cash                                (7,530)             453
   Cash and cash equivalents at beginning of period               57,417           27,130
                                                                 -------          -------
           Cash and cash equivalents at end of period          $  49,887        $  27,583
                                                                 =======          =======
   Cash payments for:
      Interest, net of amount capitalized                      $   2,521        $   2,498
      Income taxes                                                 1,267            1,062

   See accompanying notes to consolidated statements

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

      In the opinion of Management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.
      Results for the three months ended March 29, 1997, are not necessarily indicative of results that may be expected for the year ended January 3, 1998.

   2)   Inventories

      The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out
      (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

      Inventory amounts at March 29, 1997 and December 28, 1996 were as follows:
                                              (Dollars in thousands)
                                                             December 28,
                                           March 29, 1997         1996

   Raw Materials and Supplies            $        44,863    $    40,980

   Work-In-Process and Finished Goods             34,228         32,456
                                                 -------        -------
      FIFO value (current cost of all
          inventories)                            79,091         73,436

   Excess of current cost over carrying
      value of LIFO inventories                   (4,373)        (4,373)
                                                 -------        -------

         Net Inventories                 $        74,718    $    69,063
                                                 =======         =======


   3) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new statement requires changes in the manner in which earnings per share are calculated and is effective for fiscal years ending after December 15, 1997. The Standard does not allow early adoption. The Corporation intends to adopt this standard during the fourth quarter of 1997. The adoption of this standard is not expected to have a material effect on the Corporation's earnings per share.


   Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

      The Corporation's net working capital decreased by approximately $21.5 million during the first quarter of 1997 primarily because the Corporation purchased approximately 1.1 million shares of its common stock under a repurchase program authorized by its Board of Directors. In April 1997, the Board authorized the purchase of up to an additional
      1.5 million shares.

   RESULTS OF OPERATIONS

   Net Sales

      Sales for the first quarter of 1997 were $4.1 million (2%) higher than for first quarter of 1996. The sales increase was offset by lower paper prices in the first quarter of 1997 as compared with the first quarter of 1996. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1996 levels, the Corporation's sales also decreased. Comparable paper prices to those in first quarter 1996 would have increased 1997 revenues by approximately $22 million. Operating activity levels during the first quarter of 1997, in all of the Corporation's market classifications, were above 1996 first quarter levels. Significant sales gains were made in the book market where the plants previously serving the computer software documentation publishers successfully refocused their efforts toward smaller size trade books.

   Cost of Goods Sold

      Cost of goods sold as a percentage of sales decreased from 81.7% for the first quarter of 1996 to 80.9% for the first quarter of 1997. This overall margin gain resulted from several factors. Since the sale of paper generally has lower margins than manufacturing sales, the decrease in paper sales increased average margins. Additionally, increased utilization among most of the Corporation's operating facilities increased margins.

   Selling and Administrative Expenses

      Selling and administrative expenses were $2.1 million higher for the first quarter of 1997 than for the first quarter of 1996. The increase is primarily due to the higher level of operating activity and the selling and administrative expenses related to that higher level.


   Interest Expense

      Interest expense was $68,000 lower in the first quarter of 1996 than for the first quarter of 1996 due to decreased debt levels.

   Income Taxes

      The Corporation's effective first quarter income tax rates declined by 1% due to an increase in tax-free interest income earned compared to the first quarter of 1996.

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

   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date        May 9, 1997

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended March 29, 1997

   Exhibit Number

   27   Financial Data Schedule (EDGAR version only)