Form 10-Q
period 1997-06-28
BANTA CORP
filed 1997-08-11
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 28, 1997

                                       OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

   Commission File Number 0-6187

                                BANTA CORPORATION

             (Exact name of registrant as specified in its charter)

             Wisconsin                                        39-0148550
   (State or other jurisdiction                             (IRS Employer
   of incorporation or organization)                         I.D. Number)

   225 Main Street, Menasha, Wisconsin                         54952
   (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:  (920) 751-7777

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
   No / /

        The registrant had outstanding on June 28, 1997, 29,785,807 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                           Quarterly Report Form 10-Q
                       For the Quarter Ended June 28, 1997


                                      INDEX


   PART I - FINANCIAL INFORMATION                             Page Number

       Item 1 - Financial Statements:

          Unaudited Consolidated Condensed
            Balance Sheets June 28, 1997
            and December 28, 1996  . . . . . . . . . . . . . . .  3

          Unaudited Consolidated Condensed
            Statements of Earnings for the
            Three Months and Six Months Ended
            June 28, 1997 and June 29, 1996  . . . . . . . . . .  4

          Unaudited Consolidated Condensed
            Statements of Cash Flows for the
            Six Months Ended June 28, 1997
            and June 29, 1996  . . . . . . . . . . . . . . . . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . .  6

       Item 2 - Management's Discussion and Analysis
           of Financial Condition
          and Results of Operations  . . . . . . . . . . . . .   7-8


   PART II  - OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of
           Security Holders  . . . . . . . . . . . . . . . . . .  8

       Item 6 - Exhibits and Reports on Form 8-K . . . . . . . .  9


   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 10

   PART I   FINANCIAL INFORMATION

   Item 1 - Financial Statements

   BANTA CORPORATION AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                (Dollars in thousands)
                                            June 28, 1997  December 28, 1996
   ASSETS

   Current Assets
      Cash                                    $ 42,740        $    57,417
      Receivables                              198,242            206,245
      Inventories                               77,472             69,063
      Other current assets                      17,841             14,730
                                              --------        -----------
          Total Current Assets                 336,295            347,455
                                              --------        -----------
   Plant and Equipment                         674,339            650,243
   Less: Accumulated Depreciation             (356,557)          (330,304)
                                              --------        -----------
   Plant and Equipment, net                    317,782            319,939
                                              --------        -----------
   Other Assets                                 13,819             11,886
   Cost in Excess of Net Assets of
   Subsidiaries Acquired                        38,214             39,938
                                              --------        -----------
                                             $ 706,110        $   719,218
                                            ==========       ============

   LIABILITIES AND SHAREHOLDERS' INVESTMENT

   Current Liabilities

     Short-term debt                            2,230               4,620
     Accounts payable                          82,584              75,428
     Accrued salaries and wages                19,787              18,269
     Other accrued liabilities                 22,458              23,888
     Current maturities of long-term debt       5,278               5,620
                                            ---------          ----------
        Total Current Liabilities             132,337             127,825
                                            ---------          ----------
   Long-term Debt                             133,404             133,696
   Deferred Income Taxes                       21,805              21,805
   Other Non-Current Liabilities               15,839              15,300

   Shareholders' Investment
     Preferred stock-$10 par value;
       authorized 300,000 shares;
       none issued                                  0                   0

     Common stock-$.10 par value;
       authorized 75,000,000 shares;
       29,785,807 and 30,969,069 shares
       issued and outstanding, respectively     2,979               3,097
     Amount in excess of par value
       of stock                                35,715              66,119
     Cumulative translation adjustment         (1,494)              1,473
     Retained earnings                        365,525             349,903
                                           ----------          ----------
       Total Shareholders' Investemnt         402,725             420,592
                                           ----------          ----------
                                             $706,110            $719,218
                                           ==========          ==========

          See accompanying notes to consolidated financial statements.


                                                 BANTA CORPORATION AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS


                                              (Dollars in thousands, except per share amounts)
                                             Three Months Ended                    Six Months Ended
                                      June 28, 1997     June 29, 1996       June 28, 1997      June 29, 1996
   Net sales                          $  276,217          $  258,650         $   551,580        $ 529,920
   Cost of goods sold                    218,571             206,679             441,212          428,226
                                      ----------          ----------          ----------      -----------
     Gross earnings                       57,646              51,971             110,368          101,694
   Selling and administrative
     expenses                             35,110              29,979              69,495           62,258
                                      ----------          ----------          ----------      -----------
     Earnings from operations             22,536              21,992              40,873           39,436
   Interest expense                       (2,424)             (2,702)             (5,217)          (5,563)
   Other, net                                572                 334               1,446              489
                                      ----------          ----------          ----------      -----------
     Earnings before income taxes         20,684              19,624              37,102           34,362

   Provision for income taxes              8,100               7,800              14,500           13,700
                                      ----------          ----------          ----------      -----------
     Net earnings                     $   12,584         $    11,824          $   22,602         $ 20,662
                                      ==========          ==========          ==========      ===========
   Earnings per share of common
     stock                            $      .42         $       .38          $     0.75      $      0.66
                                      ==========          ==========          ==========      ===========
   Average common shares
     outstanding                      29,969,850          31,313,042          30,255,968       31,335,236
                                      ==========          ==========          ==========      ===========

   Cash dividends per common share   $      0.12         $      0.11          $     0.23      $     0.215
                                      ==========          ==========          ==========      ===========

                                    See accompanying notes to consolidated financial statements.


                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                              (Dollars in thousands)
                                                Six Months Ended
                                          June 28, 1997   June 29, 1996

   Cash Flows From Operating Activities
     Net earnings                          $ 22,602           $  20,662
     Depreciation and amortization           30,324              28,741
     Deferred income taxes                       96                (743)
   Change in assets and liabilities
     Decrease in receivables                  8,003              23,695
     (Increase) decrease in inventories      (8,409)              8,786
     Increase in other current assets        (3,111)             (1,057)
     Increase (decrease) in accounts
       payable and accrued liabilities        7,148             (15,179)
   (Increase) decrease in other
       non-current assets                    (1,933)                598
   Other, net                                (1,403)                827
                                         ----------          ----------
       Cash provided from operating
       activities                            53,317              66,330
                                         ----------          ----------
   Cash Flows From Investing Activities
     Capital expenditures, net              (27,468)            (34,825)
                                         ----------          ----------
        Cash used for investing
        activities                          (27,468)            (34,825)
                                         ----------          ----------
   Cash Flows From Financing Activities
     Repayment of notes payable, net         (2,390)                  0
     Repayment of long-term debt               (634)             (1,837)
     Dividends paid                          (6,980)             (6,720)
     Proceeds from exercise of
       stock options                          2,048               1,585
     Repurchase of common stock             (32,570)                  0
                                          ---------           ---------
        Cash used for financing
        activities                          (40,526)             (6,972)
                                          ---------           ---------
   Net increase (decrease) in cash          (14,677)             24,533
   Cash at beginning of period               57,417              27,130
                                          ---------           ---------
        Cash at end of period              $ 42,740            $ 51,663
                                          =========           =========
   Cash payments for:
     Interest, net of amount
       capitalized                         $  4,996            $  5,284
     Income taxes                            13,212              12,358

               See accompanying notes to consolidated statements.

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

        In the opinion of Management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the period ended June 28, 1997 are not necessarily indicative of results that may be expected for the year ending January 3, 1998.

   2)   Inventories

        The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

        Inventory amounts at June 28, 1997 and December 28, 1996 were as follows:

                                                 (Dollars in thousands)
                                           June 28, 1997    December 28, 1996

        Raw Materials and Supplies         $      47,570    $    40,980
        Work-In-Process and Finished Goods        34,275         32,456
                                              ----------    -----------
          FIFO value (current cost of all         81,845         73,436
        Excess of current cost over
          of LIFO inventories                     (4,373)        (4,373)
                                              ----------    -----------
            Net Inventories                $      77,472    $    69,063
                                              ==========    ===========

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


   Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital decreased by approximately $15.7 million during the first half of 1997 primarily because the Corporation purchased approximately 1.3 million (at an aggregate cost of $32.6 million) shares of its common stock under a repurchase program authorized by its Board of Directors. In April 1997, the Board authorized the repurchase of up to an additional 1.5 million shares.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the second quarter of 1997 were $17.6 million (7%) higher than for second quarter of 1996. The sales increase was offset by lower paper prices in the second quarter of 1997 as compared with the second quarter of 1996. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1996 levels, the Corporation's sales were reduced. Comparable paper prices to those in second quarter 1996 would have increased 1997 sales by approximately $14 million. Operating activity levels during the second quarter of 1997, in all of the Corporation's market classifications, except for healthcare products, were above 1996 second quarter levels. Significant sales gains were made in the book market where demand for educational products was strong and activity levels were also strong in the magazine market as page counts have increased. The plants previously serving the computer software documentation publishers are making progress in refocusing their efforts toward serving a more diverse market.

        Sales for the first half of 1997 were $21.7 million (4%) higher than for the first half of 1996. The sales increase was also offset by the impact of lower paper prices in 1997. Comparable paper prices to those in the first half of 1996 would have increased first half 1997 sales by an additional $36 million. Trends in operating activity levels for the first two quarters of 1997 were similar to those described above for the second quarter.

   Cost of Goods Sold

        Cost of goods sold as a percentage of sales decreased from 79.9% for the second quarter of 1996 to 79.1% for the second quarter of 1997. This overall margin improvement resulted from several factors. Since the sale of paper generally has lower margins than manufacturing sales, the decrease in paper sales increased average margins. Additionally, increased utilization among most of the Corporation's operating facilities increased margins.

        Cost of goods sold as a percentage of sales decreased from 80.8 % for the first half of 1996 to 80.0% for the first half of 1997. This reduction resulted from the same factors that impacted the second quarter.

   Selling and Administrative Expenses

        Selling and administrative expenses were $5.1 million higher for the second quarter of 1997 than for the second quarter of 1996 and $7.2 million higher for the first half of 1997 than for the first half of 1996. The increase is primarily due to the higher level of operating activity and the selling and administrative expenses related to that higher level.

   Interest Expense

        Interest expense was $278,000 lower in the second quarter of 1997 than for the second quarter of 1996 and $346,000 lower for the first half of 1997 than for the first half of 1996 due to decreased debt levels in 1997.

   Income Taxes

        The Corporation's effective income tax rates declined as indicated in the table below due to an increase in tax-free interest income earned in 1997 as compared to 1996.

                                               Effective Tax Rate
                                                1997        1996

           Second Quarter                      39.2%       39.7%
           First Half                          39.1%       39.9%


   PART II: OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders
   (a) - (c)

   At the annual meeting of shareholders held on April 22, 1997, all of the persons nominated as directors were elected for terms expiring at the 1998 Annual Meeting. The following table sets forth certain information with respect to such election:
                                                            Shares Withholding
       Name                            Shares Voted For         Authority

   Jameson A. Baxter                       24,475,832             151,972
   Donald D. Belcher                       24,479,767             148,037
   George T. Brophy                        24,469,803             158,001
   William J. Cadogan                      21,822,639           2,805,165
   Henry T. DeNero                         24,487,845             139,959
   Richard L. Gunderson                    24,484,410             143,394
   Gerald A. Henseler                      24,472,960             154,844
   Bernard S. Kubale                       23,736,027             891,777
   Donald Taylor                           24,441,117             186,687
   Michael J. Winkler                      24,488,709             139,065


   Item 6 - Exhibits and Report on Form 8-K

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

   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date August 11, 1997

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended June 28, 1997

   Exhibit Number

   27   Financial Data Schedule (EDGAR version only)