Form 10-Q
period 1997-09-27
BANTA CORP
filed 1997-11-12
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 27, 1997

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

        The registrant had outstanding on September 27, 1997, 29,911,278 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 27, 1997


                                      INDEX


   PART I - FINANCIAL INFORMATION                               Page Number

       Item 1 - Financial Statements:

          Unaudited Consolidated Condensed Balance Sheets
            September 27, 1997 and December 28, 1996 . . . . . . . . .   3

          Unaudited Consolidated Condensed Statements of Earnings
            for the Three Months and Nine Months Ended September 27,
            1997 and September 28, 1996  . . . . . . . . . . . . . . .   4

          Unaudited Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended September 27, 1997 and
           September 28, 1996  . . . . . . . . . . . . . . . . . . . .   5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . . . . . .  6-7

       Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . 8-10


   PART II  - OTHER INFORMATION

       Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . .  11

       Item 2 - Changes in Securities  . . . . . . . . . . . . . . . .  11

       Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .  11


   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

   PART I   FINANCIAL INFORMATION

   Item 1 - Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                          (Dollars in thousands)
                                      September 27,      December 28,
                                           1997              1996


   ASSETS

   Current Assets
      Cash                              $   12,793      $   57,417
      Receivables                          238,550         206,245
      Inventories                           90,535          69,063
      Other current assets                  18,624          14,730
                                          --------       ---------
          Total Current Assets             360,502         347,455
                                          --------       ---------
   Plant and Equipment                     694,712         650,243
   Less: Accumulated Depreciation         (368,580)       (330,304)
                                          --------       ---------
   Plant and Equipment, net                326,132         319,939
                                          --------       ---------
   Other Assets                             13,970          11,886
   Cost in Excess of Net Assets of
     Subsidiaries Acquired                  60,430          39,938
                                          --------       ---------
                                        $  761,034      $  719,218
                                          ========       =========
   LIABILITIES AND SHAREHOLDERS'
    INVESTMENT

   Current Liabilities
      Short-term debt                   $   29,078      $    4,620
      Accounts payable                      98,562          75,428
      Accrued salaries and wages            19,956          18,269
      Other accrued liabilities             32,248          23,888
      Current maturities of long-
       term debt                             5,124           5,620
                                          --------       ---------
          Total Current Liabilities        184,968         127,825
                                          --------       ---------
   Long-term Debt                          128,960         133,696
   Deferred Income Taxes                    23,269          21,805
   Other Non-Current Liabilities            16,930          15,300

   Shareholders' Investment
      Preferred stock-$10 par value;
       authorized 300,000 shares;
       none issued                               0               0
     Common stock-$.10 par
       value; authorized 75,000,000
       shares; 29,911,278 and
       30,969,069 shares issued and
       outstanding, respectively             2,991           3,097
      Amount in excess of par value
       of stock                             38,844          66,119
      Cumulative translation
       adjustment                           (2,481)          1,473
      Retained earnings                    367,553         349,903
                                          --------       ---------
          Total Shareholders'
           Investment                      406,907         420,592
                                          --------       ---------
                                         $ 761,034      $  719,218
                                          ========       =========


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                        (Dollars in thousands, except per share amounts)
                                      Three Months Ended                Nine Months Ended

                                September 27,     September 28,    September 27,   September 28,
                                     1997             1996             1997             1996

   Net sales                      $   298,322       $  264,552       $   849,902     $    794,472
   Cost of goods sold                 238,615          207,902           679,827          636,128
                                    ---------        ---------         ---------        ---------
      Gross earnings                   59,707           56,650           170,075          158,344
   Selling and
    administrative expenses            34,976           30,239           104,471           92,497
   Restructuring charge                13,500                0            13,500                0
                                    ---------        ---------         ---------        ---------
      Earnings from
       operations                      11,231           26,411            52,104           65,847
   Interest expense                    (2,456)          (2,331)           (7,673)          (7,894)
   Other, net                             327            1,215             1,773            1,704
                                    ---------        ---------         ---------        ---------
      Earnings before
       income taxes                     9,102           25,295            46,204           59,657
   Provision for income
    taxes                               3,500           10,000            18,000           23,700
                                    ---------        ---------         ---------         --------
      Net earnings                $     5,602       $   15,295       $    28,204     $     35,957
                                    =========        =========         =========      ===========
   Earnings per share of
    common stock                  $      0.19       $     0.49       $      0.94     $       1.15
                                    =========        =========        ==========      ===========
   Average common shares
    outstanding                    29,977,369       31,260,177        30,163,102       31,310,216
                                   ==========       ==========        ==========      ===========
   Cash dividends per
    common share                  $       .12       $      .11       $       .35     $        .32
                                   ==========        =========        ==========      ===========


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                          (Dollars in thousands)
                                              Nine Months Ended
                                        September 27,   September 28,
                                            1997             1996


   Cash Flow From Operating Activities
      Net earnings                       $   28,204     $    35,957
      Depreciation and amortization          44,160          43,338
      Restructuring charge                   13,500
      Deferred income taxes                  (1,000)            448
      Change in assets and liabilities
        Increase in receivables             (18,195)         (7,028)
        (Increase) decrease in
           inventories                       (6,546)          4,438
        Increase in other current
           assets                            (2,613)         (1,243)
        Increase in accounts payable
           and accrued liabilities           10,068           4,157
        (Increase) decrease in other
          non-current assets                 (1,989)            885
        Other, net                               75            (186)
                                           --------        --------
           Cash provided from operating
            activities                       65,664          80,766
                                           --------        --------
   Cash Flow From Investing Activities
      Capital expenditures                  (38,774)        (47,582)
      Acquisition of businesses             (50,666)              0
                                           --------        --------
           Cash used for investing
            activities                      (89,440)        (47,582)
                                           --------        --------
   Cash Flow From Financing
    Activities
      Proceeds from notes payable, net       24,458               0
      Repayment of long-term debt            (5,232)         (6,450)
      Dividends paid                        (10,554)        (10,151)
      Proceeds from exercise of stock
       options                                3,050           2,324
      Repurchase of common stock            (32,570)         (5,466)
                                           --------        --------
           Cash used for financing
            activities                      (20,848)        (19,743)
                                           --------        --------

   Net (decrease) increase in cash          (44,624)         13,441
   Cash at beginning of period               57,417          27,130
                                           --------        --------
           Cash at end of period         $   12,793      $   40,571
                                           ========        ========
   Cash payments for:
      Interest, net of amount
        capitalized                      $    7,269      $    7,656
      Income taxes                           22,384          17,615


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

        In the opinion of Management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the period ended September 27, 1997 are not necessarily indicative of results that may be expected for the year ending January 3, 1998.

   2)   Acquisitions

        In September of 1997, the Corporation acquired The Omnia Group ("Omnia") for approximately $50.7 million in cash. Omnia is a supplier of single-use medical and dental products. Omnia reported sales of approximately $65 million in 1996. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements of the Corporation include the results of Omnia beginning with the acquisition date.

        In September of 1997, the Corporation acquired Bock West, Inc. ("Bock West") for 75,715 shares of the Corporation's common stock. Bock West provides mailing and fulfillment services. Bock West reported 1996 sales of approximately $12 million. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements of the Corporation include the results of Bock West beginning with the acquisition date.

   3)   Subsequent Event

        In October of 1997, the Corporation acquired Greenfield Printing & Publishing Company, ("Greenfield"), for approximately $21.3 million in cash. Greenfield is a printer of special-interest and trade magazines. Greenfield reported 1996 sales of approximately $22 million. This acquisition will be accounted for as a purchase and, accordingly, Greenfield's results will be included in the Corporation's financial statements beginning in the fourth quarter of 1997.

   4)   Restructuring Charge

        During the third quarter of 1997 the Corporation took several actions to restructure certain of its businesses. These actions included entering into an agreement to sell its point-of-purchase sign and display business, discontinuing its intaglio print-based security products business, closing its interactive video operation in Boston, Massachusetts, and closing three Global Turnkey facilities. These actions resulted in a one-time pretax charge of $13.5 million. The costs included in this charge consisted of asset write-offs, employee separation costs and other costs related to the closure of the facilities.

   5)   Inventories

        The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

        Inventory amounts at September 27, 1997 and December 28, 1996 were as follows:

                                               (Dollars in thousands)
                                            September 27,    December 28,
                                                 1997            1996

        Raw Materials and Supplies          $   50,389     $   40,980

        Work-In-Process and Finished Goods      45,219         32,456
                                               -------       --------
           FIFO value (current cost of all
           inventories)                         95,608         73,436
        Excess of current cost over
          carrying value of LIFO
          inventories                           (5,073)        (4,373)
                                               -------        -------
              Net Inventories              $    90,535     $   69,063
                                               =======        =======


   6)   Accounting for Earnings per Share

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


   Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital decreased by approximately $44 million during the first three quarters of 1997. This reduction was primarily caused by the Corporation's repurchase of approximately 1.3 million shares of its common stock (at an aggregate cost of $32.6 million) during the first quarter of 1997 and by the acquisitions completed during the third quarter of 1997. For a description of third quarter acquisitions, see Note 2 to the Notes to Unaudited Consolidated Condensed Financial Statements. The acquisitions were financed with a combination of cash and increased short-term borrowings. In April 1997, following the first quarter stock repurchases, the Board of Directors of the Corporation authorized the repurchase of up to an additional 1.5 million shares.

        In addition to the acquisitions described above, in October 1997 the Corporation completed its acquisition of Greenfield Printing and Publishing for $21.3 million in cash. This acquisition, which was completed after the end of the third quarter, was financed with a combination of cash and short-term borrowings.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the third quarter of 1997 were $33.8 million (13%) higher than for third quarter of 1996. Operating activity levels during the third quarter of 1997, in all of the Corporation's market classifications, except for healthcare products, were above 1996 third quarter levels. Significant sales gains were made in the book market where demand for educational products was strong and activity levels were also strong in the magazine market as page counts have increased from 1996 levels. The plants previously serving the computer software documentation publishers are making progress in refocusing their efforts toward serving more diverse markets. Sales from the turnkey market increased due to the opening of a new facility in France. There was no significant sales contribution from the companies acquired in the third quarter of 1997 because such acquisitions were completed late in the quarter.

        Sales for the first three quarters of 1997 were $55.4 million (7%) higher than for the first three quarters of 1996. The sales increase was moderated by the impact of lower paper prices in the first half of 1997. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1996 levels, the Corporation's sales were reduced. Comparable paper prices to those in the first three quarters of 1996 would have increased first three quarters of 1997 sales by approximately an additional $36 million. Paper prices rose during the third quarter of 1997 resulting in little impact on the comparison to 1996 third quarter sales. Trends in operating activity levels for the first three quarters of 1997 were similar to those described above for the third quarter.


   Cost of Goods Sold

        Cost of goods sold as a percentage of sales increased from 78.6% for the third quarter of 1996 to 80.0% for the third quarter of 1997.
        The most significant factors contributing to the margin reduction were pricing pressures in the catalog and direct marketing materials markets, a higher proportion of turnkey sales (which generally contain a higher material content, and therefore lower margins), one-time costs associated with the start up of several new turnkey facilities, and low margins prior to closure for the facilities ultimately closed during the period. Also contributing to the margin reduction was a $2.5 million increase in 1997 third quarter costs compared to the third quarter of 1996 costs due to the impact rising paper prices have on the LIFO inventory valuation adjustment. Since paper prices have continued to increase, the Corporation expects a larger LIFO impact in the fourth quarter of 1997.

        Cost of goods sold as a percentage of sales decreased from 80.1% for the first three quarters of 1996 to 80.0% for the first three quarters of 1997. During the first half of 1997, most of the Corporation's operations operated at higher levels of activity than in the first half of 1996, which allowed them to return higher margins. The lower paper prices in the first half of 1997 resulted in margin improvement because paper sales have a lower margin than manufacturing sales. These factors offset the impact of third quarter factors mentioned above which reduced third quarter's margins.

   Selling and Administrative Expenses

        Selling and administrative expenses were $4.7 million higher for the third quarter of 1997 than for the third quarter of 1996 and $12.0 million higher for the first three quarters of 1997 than for the first three quarters of 1996. The increase is primarily due to the higher level of operating activity and the selling and administrative expenses related to that higher level as well as the new turnkey facilities opened during 1997. The increase also includes costs associated with its new online catalog and digital content management businesses.

   Restructuring Charge

        During the third quarter of 1997 the Corporation took several actions to restructure certain of its businesses. These actions included entering into an agreement to sell its point-of-purchase sign and display business, discontinuing its intaglio print-based security products business, closing its interactive video operation in Boston, Massachusetts, and closing three Global Turnkey facilities. These actions resulted in a one-time pretax charge of $13.5 million ($8.1 million after tax, or $.27 per share). The costs included in this charge consisted of asset write-offs, employee separation costs and other costs related to the closure of the facilities.

   Interest Expense

        Interest expense was $125,000 higher in the third quarter of 1997 than for the third quarter of 1996 and $228,000 lower for the first three quarters of 1997 than for the first three quarters of 1996. These changes were due to lower debt levels during the first half of 1997 than in 1996 and higher debt levels during the third quarter of 1997 than in 1996.

   Income Taxes

        The Corporation's effective income tax rates declined as indicated in the table below due to an increase in tax-free interest income earned in 1997 as compared to 1996.

                                      Effective Tax Rate
                                       1997        1996
               Third Quarter          38.5%       39.5%
               First Three Quarters   39.0%       39.7%


   PART II: OTHER INFORMATION

   Item 1 - Legal Proceedings

           In September 1997, Banta Direct Marketing Group received a Notice of Violation from the United States Environmental Protection Agency ("US EPA"), Region V, relating to air emissions and operating an air emission source without a permit from one of its facilities located in Illinois. The US EPA has not yet indicated what penalty, if any, it may seek in connection with these allegations. Although the Company believes that its operations are currently in compliance with applicable regulations, it is currently working to resolve these issues with the US EPA. At this date, Management is unable to predict the specific outcome of the ongoing discussions. However, Management believes that any such outcome will not have a material adverse effect on the Corporation's results of operations or financial condition.

   Item 2 - Changes in Securities

           On September 11, 1997, the Corporation issued 75,715 shares of its Common Stock, $.10 par value ("Common Stock"), in connection with its acquisition of Bock West, Inc. ("Bock West"). The acquisition was structured as a statutory merger of Bock West, Inc. into Banta Direct Marketing-Berkeley, Inc., ("BDMB") a wholly owned subsidiary of the Corporation. In connection with such merger, BDMB, as the surviving entity in the merger, acquired all the outstanding capital stock of Bock West and the two shareholders of Bock West received the 75,715 shares of Common Stock, certain of which shares are subject to an escrow agreement. The offer and sale of the Common Stock to such shareholders in the above-referenced private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

   BANTA CORPORATION



   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President and Chief Financial Officer


   Date November 10, 1997

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended September 27, 1997

   Exhibit Number

   27   Financial Data Schedule (EDGAR version only)