Form 10-K405
period 1998-01-03
BANTA CORP
filed 1998-04-03
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 3, 1998

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

   Registrant's telephone number, including area code: (920) 751-7777 Securities registered pursuant to Section 12(b) of the Act:

   Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                         Rights to Purchase Common Stock
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   (x) Yes  ( ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

        Aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998: $777,585,000

        Number of shares of common stock outstanding March 6, 1998:
   29,727,419

                       DOCUMENTS INCORPORATED BY REFERENCE
        (1) Annual Report to Shareholders for year ended January 3, 1998 (incorporated into Parts I and II).
        (2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 28, 1998 (incorporated into Part III).

                                     PART I
   Item 1.  Business.

   General.

        Banta Corporation (the "Corporation"or "Banta"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Box 8003, Menasha, Wisconsin, 54952-8003. The Corporation had a total of 6,900 employees at the end of fiscal 1997.

        The Corporation operates in one business segment-Printing Services. Market classifications of the Corporation's sales are commercial (catalogs, direct mail and single-use products); books (educational, general, trade and data manuals);turnkey (project management, manufacturing, packaging and distribution); magazines; and other (digital imaging services, production of point-of-purchase displays and security products). During 1997, the corporation sold its point of purchase display business and discontinued its security products business. These businesses were immaterial to the Corporation's operation. At the end of fiscal 1997, the Corporation's operations were conducted at 36 production facilities in the United States located in Wisconsin, Minnesota, California, Connecticut, Florida, Illinois, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Texas, Utah, Virginia and Washington and at six European production facilities located in Ireland, Scotland, France and The Netherlands.

        The following table sets forth the approximate percentage of consolidated net sales contributed by each class of similar products and services which accounted for ten percent or more of consolidated net sales for any of the last three fiscal years.

                                    1997        1996        1995

                Commercial           43%         44%         47%

                Books                23          33          26

                Turnkey              17          17           8

                Magazines            11          11          11

                Other                 6           8          18
                                    ----        ----        ----
                   TOTAL            100%        100%        100%
                                    ====        ====        ====

        In September 1997, the Corporation acquired the companies constituting The Omnia Group ("Omnia") for approximately $50.7 million in cash. Omnia is a supplier of single-use medical and dental products. Omnia reported sales for 1996 of approximately $65 million.

        In October 1997, the Corporation acquired Greenfield Printing & Publishing Company ("Greenfield") for approximately $21.3 million in cash. Greenfield is a printer of special-interest and trade magazines. Greenfield reported sales for its most recent fiscal year of approximately $22 million.

        In September 1997, the Corporation acquired Bock West, Inc.("Bock West") for 75,715 shares of the Corporation's common stock valued at $2.1 million. Bock West provides mailing and fulfillment services.

        During the third quarter of 1997, the Corporation recognized a restructuring charge related to the sale or closing of non-core businesses and underperforming assets, including the sale of the Corporation's point-of-purchase display business and its facilities; discontinuation of its intaglio print-based security products division; the sale of the assets of The DI Group, Banta's interactive video operation; and the closing of three Banta U.S. Turnkey facilities that no longer met location or customer requirements. As a result of the restructuring, the Corporation recorded a one-time pretax charge to earnings of $13.5 million, $8.1 million after tax, reducing the Corporation's 1997 third-quarter and full year per-share earnings by $.27.

   Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In addition, management of the Corporation may from time to time make forward-looking statements intended to qualify for such safe harbors. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Corporation "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Corporation's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, pricing actions by competitors, the Corporation's success in integrating recently acquired businesses, and general changes in economic conditions. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

   Customers.

        The Corporation sells its products and services to a large number of customers and ordinarily does not have long-term contracts with its customers. Production agreements covering one to three years are, however, more frequent for magazine and catalog production. Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 27%, 28% and 25% of net sales during 1997, 1996, and 1995, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1997, 1996 or 1995. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

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

   Markets Served.

        Set forth below is a description of the primary markets the Corporation serves:

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

        Printed materials for direct marketing customers are provided primarily by three operating units. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Over the past several years, the Corporation has invested in imaging equipment which personalizes direct mail pieces at press speeds. This capability is important to customers and the Corporation expects to make additional investments in this important technology. The acquisition of Bock West added mailing and fulfillment services to the Corporation's direct marketing product offerings.

        One of the Corporation's subsidiaries, Banta Healthcare Products, Inc. (BHP), converts poly film and paper into single-use products for the healthcare and food service industries. In addition, BHP extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include plastic garment covers, examination gowns, stretcher sheets, examination table paper, pillow covers, and gloves for food handlers and service personnel who may come into contact with patients exposed to communicable diseases. The acquisition of Omnia expanded BHP's medical product line and added dental products to its offerings.

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

         The Corporation has three operating units serving the computer equipment and software industry's print manuals, all of which use offset printing and high speed photocopying. During the last several years print documentation for computer software and hardware has been increasingly replaced by CD-ROM and online documentation. Banta's operations serving these markets were successful in 1997 in refocusing their sales efforts toward other publishers who utilize formats that fit the Corporation's existing equipment.

        The Corporation's book units also produce multimedia products for educational and other publishers.

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

   - Magazines

        The Corporation's plants serving the magazine market print, sort and mail magazines representing more than 800 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing list and distribution services. The acquisition of Greenfield in 1997 increased the number of plants serving this market from two to three. In 1997, the Corporation also approved a significant expansion of the Kansas City, MO. facility which will provide additional capacity.

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

        In 1997, the Corporation opened its Digital Content Management Solutions Center in Cambridge Massachusetts. This center provides sophisticated database systems for archiving, managing, retrieving and enabling multiple uses of our customers digital information. The Corporation's service offerings also include CD-ROM production, CD Interactive programming and developing interactive online products for the World Wide Web. These services are primarily provided by two of the Corporation's subsidiaries - KnowledgeSet Corporation and New Frontiers Information Corporation, which was acquired in 1995.

        Banta Specialty Converting, Inc.("BSC"), a subsidiary of the Corporation, produces labels and decals for a variety of customers, including those in the cosmetic, appliance, consumer and home entertainment industries.

   Competitive Conditions.

        The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The graphic arts industry has undergone a period of consolidation for a number of years. This trend has resulted in the emergence of several additional competitors which are larger than the Corporation in size and product offerings. The major competitive factors in the Corporation's business are quality of finished products, distribution capabilities, ongoing customer service, price and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

        There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to price discounting. In the educational book market, for instance, activity is greater in the first half of the year, and in the commercial markets, activity is greater in the second half of the year. Computer software and hardware products are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

   Raw Materials.

        The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

        In the fourth quarter of 1994 and throughout 1995, there was a dramatic increase in paper prices and a tightening of availability, with nearly all grades on allocation and delivery times extending up to six weeks or more. During 1996, the price of paper fell dramatically such that by the end of 1996 paper prices for the grades used most by the Corporation stabilized at prices similar to those available at the beginning of 1994. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. During 1997, the price of paper grades used most frequently by the Corporation were on average about equal to 1996. The average cost of paper to the Corporation's customers was about 15% lower in 1996 than in 1995 and 33% higher in 1995 than in 1994.

        The Corporation uses a number of other raw materials including ink, resins, packaging materials and subcontracted components. The cost of ink remained relatively stable in 1997. The cost of resin increased about 5% early in 1997, but declined later in the year to levels slightly below those prevalent at the beginning of the year. The cost of packaging materials declined in 1997 and 1996.

   Development.

        In the graphic arts industry, most research and development is done by equipment and material suppliers. The Corporation generally does not engage in long-range research and development relating to equipment and has not spent significant amounts of money for such purposes. One of the purposes of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications. The Corporation has also increased its emphasis on the development of new products and services in many areas, including using digital technology which includes online and database management products, as well as CD-ROM based products. During the last several years, eleven professional and technical employees have worked primarily on research and development activities. Additionally, approximately fifty persons from quality control and engineering devoted a portion of their time to research and development.

        The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1998. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and result in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

   Foreign Operations.

        Footnote 11 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION

   Name, Age, Position           Business Experience During Last Five Years

   Donald D. Belcher; 59;  . . . Chairman of the Board of the Corporation
   Chairman, President and       since May 1995: President and Chief
   Chief Executive Officer       Executive Officer of the Corporation since
                                 January 1995; President and Chief Operating
                                 Officer of the Corporation from September
                                 1994 to January 1995; Senior Group Vice
                                 President of Avery Dennison Corporation
                                 (diversified manufacturing company) from
                                 1990 until joining the Corporation.

   Gerald A. Henseler; 57; . . . Executive Vice President and Chief
   Executive Vice President      Financial Officer of the Corporation.
   and Chief Financial Officer

   Ronald D. Kneezel; 41;  . . . Secretary, Vice President and General
   Vice President, General       Counsel of the Corporation.
   Counsel and Secretary

   Robert A. Kreider; 43;  . . . Treasurer and Corporate Controller of
   Treasurer and Corporate       the Corporation.
   Controller

   Dennis J. Meyer; 42;  . . . . Vice President of the Corporation since
   Vice President Marketing      January 1994; Vice President, Quebecor
                                 Printing (manufacturer of printed materials) from 1990 to December 1993.

   John E. Tiffany; 58;  . . . . Vice President of the Corporation.
   Vice President Manufacturing

   Henry M. Wells, III, 53;  . . Vice President of the Corporation.
   Vice President Human          Since April 1996; Senior Vice President
   Resources                     of E.J Brach Corporation (a confectioner)
                                 from 1988 until joining the Corporation.

   There are no family relationships between the executive officers of the Corporation.

   All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

   Item 2.  Properties.

        The Corporation and its subsidiaries own operating plants located in Wisconsin,California, Connecticut, Ohio, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1997, these owned facilities included approximately 3,417,000 square feet of space utilized as follows: office space 354,000, manufacturing 1,929,000 and warehouse 1,134,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation also leases production facilities in Wisconsin, California, Florida, Illinois, Massachusetts, Michigan, Minnesota, Texas, Utah and Washington, as well as warehouse space in numerous locations. European production facilities located in Ireland, France, Scotland and The Netherlands are also leased. The total of all leased facilities contain approximately 3,045,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

        One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $2,080,000 as of January 3, 1998.

   Item 3.  Legal Proceedings.

        In September 1997, Banta Direct Marketing Group received a Notice of Violation from the United States Environmental Protection Agency ("US EPA"), Region V, relating to air emissions and operating an air emission source without a permit from one if its facilities located in Illinois. The US EPA has not yet indicated what penalty, if any, it may seek in connection with these allegations. Although the Corporation believes that its operations are currently in compliance with applicable regulations, it is currently working to resolve these issues with the US EPA. At this date, Management is unable to predict the specific outcome of the ongoing discussions. However, Management believes that any such outcome will not have a material adverse effect on the Corporation's results of operations or financial condition.

   Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.

   PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters.

        Under long-term debt agreements to which the Corporation is a party, payment of cash dividends is restricted. As of January 3,1998, approximately $122,513,000 of retained earnings was not restricted under these agreements.

        The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, is hereby incorporated herein by reference in response to this Item.

   Item 6.  Selected Financial Data.

        The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, is hereby incorporated herein by reference in response to this Item.

   Item 7A.  Quantitative and Qualitative Discussion about Market Risk.

        Not Applicable

   Item 8.  Financial Statements and Supplementary Data.

        The Consolidated Balance Sheets of the Corporation and subsidiaries as of January 3, 1998 and December 28, 1996, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, are hereby incorporated herein by reference in response to a portion of this Item.

        The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, is hereby incorporated herein by reference in response to a portion of this item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant.

        The information under the captions "Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 28, 1998, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

   Item 11.  Executive Compensation.

        The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 28, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 28, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

   Item 13.  Certain Relationships and Related Transactions.

        The information under the caption "Board of Directors" and under the subheading "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 28, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

                                                     PAGE REFERENCE

                                                             ANNUAL REPORT
                                                   FORM 10-K TO SHAREHOLDERS
     1.  Financial Statements:
         Consolidated Balance Sheets
           January 3, 1998 and December 28, 1996                     20
         For the fiscal years ended January 3, 1998,
          December 28,1996 and December 30, 1995:
             Consolidated Statements of Earnings                     21
             Consolidated Statements of Cash Flows                   22
             Consolidated Statements of
               Shareholders' Investment                              23
         Notes to Consolidated Financial Statements                  24-31
         Report of Independent Public Accountants                    32

     2.  Financial Statement Schedule:
         Report of Independent Public Accountants        14
         Schedule II - Valuation and Qualifying Accounts 15

     All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

     3.  Exhibits:

     3.  (a) Articles of Incorporation, as amended (1)
         (b) Bylaws, as amended (2)

     4.  (a) Note Purchase Agreement dated June 24, 1988 (3)
         (b) Promissory Note Agreement dated July 17, 1990 (4)
         (c) Rights Agreement dated October 29, 1991 (5)
         (d) Note Purchase and Private Shelf Agreement dated May 12, 1994 (6)
         (e) Amendment to Promissory Note Agreement dated July 17, 1990 (7)
         (f) Note Purchase and Medium-term Note Agreement Dated November 2, 1995 (8)

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

     *10.(a) Amended and Restated Supplemental Retirement Plan for Key
             Employees (9)
         (b) Amendment to Amended and Restated Supplemental Retirement Plan for Key Employees (10)
         (c) Management Incentive Award Plan (11)
         (d) Amendment to Management Incentive Award Plan (12)
         (e) Form of Agreement with Gerald A. Henseler (13)
         (f) Form of Agreement with Ronald D. Kneezel (14)
         (g) Form of Agreements with Robert A. Kreider, Dennis J. Meyer and John E. Tiffany (15)
         (h) Agreement with Donald D. Belcher (16)
         (I) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (17)
         (j) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (18)
         (k) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (19)
         (l) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (20)
         (m) Deferred Compensation Plan for Directors, as amended (21)
         (n) Revised Form of Indemnity Agreements with Directors and Certain Officers (22)
         (o) Executive Trust Agreement (23)
         (p) Amendment to Executive Trust Agreement (24)
         (q) Long-term Incentive Plan, as amended (25)
         (r) 1991 Stock Option Plan, as amended (26)
         (s) Description of Supplemental Long-term Disability Plan (27)
         (t) Letter Agreement with Donald D. Belcher (28)
         (u) Agreement with Gerald A. Henseler (29)
         (v) Banta Corporation 1995 Equity Incentive Plan, as amended (30)
         (w) Banta Corporation Director Stock Grant Plan (31)
         (x) Economic Profit Incentive Compensation Plan
         (y) Economic Profit Long-term Incentive Compensation Plan

     13. Portions of Annual Report to Shareholders for fiscal year ended January 3, 1998 that are incorporated by reference herein.

     21. List of Subsidiaries.

     23. Consent of Arthur Andersen LLP.

     27.1 Financial Data Schedule for the twelve month period ended January 3, 1998

     27.2 Restated Financial Data Schedule for the nine month period ended September 27, 1997

     27.3 Restated Financial Data Schedule for the six month period ended June 27, 1997

     27.4 Restated Financial Data Schedule for the three month period ended March 29, 1997

     27.5 Restated Financial Data Schedule for the twelve month period ended December 28, 1996

     27.6 Restated Financial Data Schedule for the nine month period ended September 28, 1996

     27.7 Restated Financial Data Schedule for the six month period ended June 29, 1996

     27.8 Restated Financial Data Schedule for the three month period ended March 30, 1996

     27.9 Restated Financial Data Schedule for the twelve month period ended December 30, 1995


     (1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

     (2) Exhibit No. 3(d) to Form 10-K for the quarter ended December 28, 1996 is hereby incorporated herein by reference.

     (3) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

     (4) Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

     (5) Exhibit No. 4.1 to the Form 8-K dated October 29, 1991 is hereby incorporated herein by reference.

     (6) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (7) Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

     (8) Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.

     (9) Exhibit No. 10(a) to Form 10-K for the year ended December 30, 1995 is hereby incorporated herein by reference.

     (10) Exhibit No. 10(b) to form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

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

     (21) Exhibit No. 10(m) to Form 10-K for the year ended December 28, 1996 is hereby incorporated by reference.

     (22) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

     (23) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

     (24) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

     (25) Exhibit No.10(s) to Form 10K for the year ended December 28, 1996 is hereby incorporated herein by reference.

     (26) Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

     (27) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

     (28) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

     (29) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

     (30) Exhibit No.10(y) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

     (31) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

   * Exhibits 10(a) through 10(y) are management contracts or compensatory plans or arrangements.
      All documents incorporated herein by reference are filed with the Commission under File No. 0-6187

   (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Corporation during the quarter ended January 3, 1998.

                    REPORT OF INDEPENDENT  PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   February  2, 1998.

                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED January 3, 1998, December 28, 1996, and December 30, 1995,

                                     DOLLARS IN THOUSANDS

                   BALANCE,  ADDITIONS     CHARGES
                  BEGINNING  CHARGED TO      TO                  BALANCE,
                   OF YEAR   EARNINGS    RESERVE,NET   OTHER    END OF YEAR
   Reserve for
   Doubtful
   Receivables:

      1997         $ 3,486    $ 1,408     $ 1,436     $ 250(1)    $ 3,708
                   =======    =======     =======     ======      =======
      1996         $ 3,414    $   889     $   817     $   0       $ 3,486
                   =======    =======     =======     ======      =======
      1995         $ 3,984    $   861     $ 1,431     $   0       $ 3,414
                   =======    =======     =======     ======      =======

   (1)  Consists of additions to the reserve related to acquisitions.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BANTA CORPORATION

   DATE:    March 27, 1998       BY:  /s/ DONALD D. BELCHER
                                 Donald D. Belcher, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ DONALD D. BELCHER                     March 27, 1998
   Donald D. Belcher, Chairman, President and
     Chief Executive Officer

   /s/ GERALD A. HENSELER                         March 27, 1998
   Gerald A. Henseler, Executive Vice
     President, Chief Financial Officer, and Director

   /s/ ROBERT A. KREIDER                          March 27, 1998
   Robert A. Kreider, Treasurer

   /s/ BERNARD S. KUBALE                          March 27, 1998
   Bernard S. Kubale, Director

   /s/ DONALD TAYLOR                              March 27, 1998
   Donald Taylor, Director

   /s/ JAMESON A. BAXTER                          March 27, 1998
   Jameson A. Baxter, Director

   /s/ RICHARD L. GUNDERSON                       March 27, 1998
   Richard L. Gunderson, Director

                       BANTA CORPORATION - File No. 0-6187
                      Form 10-K, Year Ended January 3, 1998

                                  EXHIBIT INDEX

   Exhibit Number

     10(x)     Economic Profit Incentive Plan

     10(y)     Economic Profit Long-Term Incentive Plan

     13.       Annual Report to Shareholders for the fiscal year ended
               January 3, 1998

     21.       List of Subsidiaries

     23.       Consent of Arthur Andersen LLP

     27.1 Financial Data Schedule for the twelve month period ended January 3, 1998

     27.2 Restated Financial Data Schedule for the nine month period ended September 27, 1997

     27.3 Restated Financial Data Schedule for the six month period ended June 27, 1997

     27.4 Restated Financial Data Schedule for the three month period ended March 29, 1997

     27.5 Restated Financial Data Schedule for the twelve month period ended December 28, 1996

     27.6 Restated Financial Data Schedule for the nine month period ended September 28, 1996

     27.7 Restated Financial Data Schedule for the six month period ended June 29, 1996

     27.8 Restated Financial Data Schedule for the three month period ended March 30, 1996

     27.9 Restated Financial Data Schedule for the twelve month period ended December 30, 1995