Form 10-Q
period 1998-04-04
BANTA CORP
filed 1998-05-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 4, 1998

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

        The registrant had outstanding on April 4, 1998, 29,728,706 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended April 4, 1998


                                      INDEX

                                                            Page Number
   PART I   FINANCIAL INFORMATION:

          Item 1 - Financial Statements

          Unaudited Consolidated Condensed Balance Sheets
            April 4, 1998 and January 3, 1998  . . . . . . . . .  3

          Unaudited Consolidated Condensed Statements
            of Earnings for the Three Months Ended
            April 4, 1998 and March 29, 1997 . . . . . . . . . .  4

          Unaudited Consolidated Condensed Statements
            of Cash Flows for the Three Months Ended
            April 4, 1998 and March 29, 1997 . . . . . . . . . .  5

          Notes to Unaudited Consolidated Condensed
            Financial Statements . . . . . . . . . . . . . . .   6-7

          Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . .   8-9

          Item 3 - Quantitative and Qualitative Disclosures
            about Market Risk  . . . . . . . . . . . . . . . . .  9


   PART II  OTHER INFORMATION AND SIGNATURES:

          Item 6 - Exhibits and Reports on Form 8-K  . . . . .    10


   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .    11

   PART I   Item 1.   Financial Statements

   BANTA CORPORATION AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (Dollars in thousands)
                                    April 4, 1998    January 3, 1998

   ASSETS

   Current Assets
     Cash and cash equivalents           $19,851        $ 16,432
     Receivables                         224,432         228,483
     Inventories                          83,349          95,341
     Other current assets                 26,472          25,420
                                        --------       ---------
       Total Current Assets              354,104         365,676
                                        --------       ---------
   Plant and Equipment                   730,416         718,669
   Less: Accumulated Depreciation       (394,432)       (380,312)
                                        --------       ---------
   Plant and Equipment, net              335,984         338,357
                                        --------       ---------
   Other Assets                           15,396          14,524
   Cost in Excess of Net Assets of
     Subsidiaries Acquired                64,891          62,659
                                        --------       ---------
                                       $ 770,375       $ 781,216
                                        ========       =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT

   Current Liabilities
     Short-term debt                   $  20,705       $  33,880
     Accounts payable                     98,281         106,235
     Accrued Salaries and wages           22,610          22,575
     Other accrued liabilities            38,096          32,492
     Current maturities of long-term
       debt                                5,172           5,186
                                       ---------       ---------
         Total Current Liabilities       184,864         200,368
                                       ---------       ---------
   Long-term Debt                        129,930         130,065
   Deferred Income Taxes                  19,829          19,831
   Other Non-Current Liabilities          17,345          16,849

   Shareholders' Investment
     Preferred stock-$10 par value;
       authorized 300,000 shares;
       none issued                             0               0
     Common stock-$.10 par value;
       authorized 75,000,000 shares;
       29,738,706 and 29,793,279
       shares issued and outstanding,
       respectively                        2,973           2,979
     Amount in excess of par value
       of stock                           33,554          35,542
     Accumulated other comprehensive
       income (loss)                      (4,657)         (3,498)
     Retained earnings                   386,537         379,080
                                       ---------       ---------
       Total Shareholders' Investment    418,407         414,103
                                       ---------       ---------
                                       $ 770,375       $ 781,216
                                       =========       =========

   See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                    (Dollars in thousands, except
                                        per share amounts)

                                         Three Months Ended
                                    April 4, 1998  March 29, 1997

   Net sales                          $  330,810      $  275,363
   Cost of goods sold                    265,996         222,641
                                       ---------       ---------
     Gross earnings                       64,814          52,722
   Selling and administrative
     expenses                             43,500          34,385
                                       ---------       ---------
     Earnings from operations             21,314          18,337
   Interest expense                       (2,918)         (2,793)
   Other, net                               (364)            874
                                        --------       ---------
     Earnings before income taxes         18,032          16,418
   Provision for income taxes              7,000           6,400
                                        --------       ---------
     Net earnings                      $  11,032       $  10,018
                                        ========       =========
   Basic earnings per share of
   common stock                        $     .37       $     .33
                                        ========       =========
   Diluted earnings per share
   of common stock                     $     .37       $     .33
                                        ========       =========
   Cash dividends per common
   share                               $     .13       $     .11
                                        ========       =========

   See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         (Dollars in thousands)
                                           Three Months Ended
                                      April 4, 1998  March 29, 1997

   Cash Flows From Operating Activities
     Net earnings                      $  11,032       $  10,018
     Depreciation and amortization        16,533          15,164
     Deferred income taxes                   143             105
     Change in assets and liabilities:
       Decrease in receivables             4,051          10,673
       Decrease (increase) in
         inventories                      11,992          (5,655)
       (Increase) decrease in other
         current assets                   (1,197)         (3,584)
       (Decrease) increase in accounts
         payable and accrued
         liabilities                      (2,315)         14,934
       (Increase) in other non-current
         assets                             (872)         (2,047)
       Other, net                           (663)         (2,068)
                                       ---------      ----------
         Cash provided from
         operating activities             38,704          37,540
                                       ---------        --------
   Cash Flows From Investing
     Activities
       Capital expenditures, net         (16,392)        (11,986)
                                       ---------        --------
   Cash Flows From Financing
     Activities
       Repayment of short-term
         debt, net                       (13,175)         (2,111)
       Repayment of long-term debt          (149)           (329)
       Dividends Paid                     (3,575)         (3,407)
       Proceeds from exercise of
         stock options                     1,238             333
       Repurchase of common stock         (3,232)        (27,570)
                                       ---------       ---------
         Cash used for financing
           activities                    (18,893)        (33,084)
                                       ---------       ---------
   Net increase (decrease) in cash         3,419          (7,530)
   Cash and cash equivalents at
     beginning of period                  16,432          57,417
                                       ---------       ---------
        Cash and cash equivalents
        at end of period               $  19,851       $  49,887
                                       =========       =========

   Cash payments for:
     Interest, net of amount
       capitalized                     $   3,123       $   2,521
     Income taxes                          1,338           1,267


   See accompanying notes to consolidated financial statements

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

        In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 4, 1998, are not necessarily indicative of results that may be expected for the year ending January 2, 1999.

   2)   Inventories

        The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

        Inventory amounts at April 4, 1998 and January 3, 1998 were as follows:
                                      (Dollars in thousands)
                                 April 4, 1998   January 3, 1998

        Raw Materials and        $    45,856     $     55,026

        Work-In-Process and
          Finished Goods              42,384           44,908
                                  ----------       ----------
           FIFO value (current
            cost of all
            inventories)              88,240           99,934

        Excess of current cost
           over carrying value
           of LIFO inventories        (4,891)          (4,593)
                                 -----------      -----------
              Net Inventories    $    83,349     $     95,341
                                 ===========      ===========

   3)   Earnings Per Share of Common Stock

        Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares, which relate entirely to the assumed exercise of stock options. The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                       April 4, 1998         March 29, 1997

            Basic            29.7                  30.4
            Diluted          29.9                  30.5

   4)   Restructuring Charge

        In the third quarter of 1997, the Corporation recorded a restructuring charge of $13.5 million ($8.1 million after tax or $.27 per common share) related to the sale of its point-of-purchase sign and display business, the discontinuation of its intaglio print-based security products business and the interactive video operation, and the closing of three Global Turnkey facilities. At January 3, 1998, the remaining reserve totaled $3.7 million related to the expenditures for closing the facilities. During the first quarter of 1998, costs of approximately $1.0 million, related primarily to lease termination and employee severance costs, were charged against the reserve. It is expected that the restructuring initiatives will be completed in 1998 and charged against the remaining reserve.

   5)   Comprehensive Income

        Total comprehensive income, comprised of net income and other comprehensive income (loss), was $9,873,000 and $8,422,000 for the first quarter of 1998 and 1997, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


   6)   Accounting for Internal-use Software

        The Accounting Standards Executive Committee of the AICPA has issued a Statement of Position (SOP) titled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Corporation has elected to adopt this SOP as of the beginning of its 1998 fiscal year. The Corporation does not anticipate the SOP will have a material impact on the Corporation's financial statements.

   Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

        The Corporation's net working capital increased by approximately $3.9 million during the first quarter of 1998 primarily due to the repayment of short-term debt and current liabilities with cash provided from operations. This increase was partially offset by a reduction in receivables and inventories. Also during the first quarter of 1998, the Corporation repurchased approximately 125,000 shares of common stock at an aggregate purchase price of $3.2 million pursuant to its common stock repurchase program. In April 1998, the Board authorized the purchase of up to an additional $60 million of common stock. Stock repurchases are expected to be funded by a combination of cash provided from operations and short-term borrowings.

        Capital expenditures were $16.4 million during the first quarter of 1998, an increase of $4.4 million from the amount incurred during the prior year first quarter. Capital requirements for the full year are expected to be between $85 million and $95 million and are expected to be funded by a combination of cash provided from operations and short-term borrowings. The increase in capital spending reflects the Corporation's commitment to expand and modernize its facilities. Long-term debt as a percentage of total capitalization remained consistent with the 1997 year-end percentage.

   RESULTS OF OPERATIONS

   Net Sales

        Sales for the first quarter of 1998 were $55.4 million (20%) higher than the first quarter of 1997. Slightly less than half of the increase was a result of sales from companies acquired during the second half of 1997. Operating activity levels during the first quarter of 1998, in all of the Corporation's market classifications, were above 1997 operating levels. Significant sales gains were made in the book market where demand for educational products, including educational media, was strong. Activity levels were also strong in the magazine market due to increased page counts and market share gains as well as the impact of the acquisition of Greenfield Printing & Publishing during the fourth quarter of 1997. Expanded print personalization capacity resulted in strong sales in the catalog market while facility expansion in Europe lead to increased sales in turnkey services. Single-use product sales increased primarily due to the acquisition of The Omnia Group during the third quarter of 1997.

   Cost of Goods Sold

        Cost of goods sold as a percentage of sales decreased from 80.9% for the first quarter of 1997 to 80.4% for the first quarter of 1998. This overall margin gain was primarily due to changes in product mix and increased utilization among most of the groups which more than offset a competitive pricing environment in commercial markets.

   Selling and Administrative Expenses

        Selling and administrative expenses were $9.1 million higher for the first quarter of 1998 than for the first quarter of 1997. The increase is primarily due to the inclusion of selling and administrative expenses for the companies acquired in 1997 ($4.3 million) along with higher levels of operating activity at previously owned facilities.

   Interest Expense

        Interest expense was $125,000 higher in the first quarter of 1998 than for the first quarter of 1997 due to increased debt levels to support the 1997 acquisitions.

   Income Taxes

        The Corporation's effective first quarter income tax rate for 1998 of 38.8% was slightly less than the 39.0% tax rate for 1997.

   Other Matters

        The Corporation has completed a preliminary evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. A significant portion of the Corporation's software is already year-2000 compliant. This evaluation resulted in the development of detailed plans to replace certain software and to reprogram other software. Management believes it is devoting the necessary resources to resolve all significant year-2000 issues in a timely manner. There have been no significant changes in the total costs expected to be incurred.

   Cautionary Statements for Forward-Looking Information

        This document includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, continued success in the implementation of the Corporation's single-source marketing strategy, pricing actions by competitors, success in the integration of businesses acquired in 1997, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

   Item 3.  Qualitative and Quantitative Disclosure about Market Risk

        Not applicable

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

   BANTA CORPORATION


   /S/ GERALD A. HENSELER
   Gerald A. Henseler
   Executive Vice President, Chief Financial Officer and Treasurer


   Date        May 13, 1998

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended April 4, 1998

   Exhibit Number

   27   Financial Data Schedule (EDGAR version only)