Form 10-Q
period 1998-07-04
BANTA CORP
filed 1998-08-18
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 4, 1998

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

        The registrant had outstanding on July 4, 1998, 29,472,275 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended July 4, 1998

                                      INDEX

   PART I - FINANCIAL INFORMATION                                Page Number

      Item 1 -  Financial Statements:

           Unaudited Consolidated Condensed Balance Sheets at
             July 4, 1998 and January 3, 1998                          3

           Unaudited Consolidated Condensed Statements of Earnings
             for the Three Months and Six Months Ended July 4, 1998
             and June 28, 1997                                         4

           Unaudited Consolidated Condensed Statements of Cash Flows
             for the Six Months Ended July 4, 1998 and June 28, 1997   5

           Notes to Unaudited Consolidated Condensed
             Financial Statements                                      6-7

      Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8-10

      Item 3 - Qualitative and Quantitative Disclosures about
                Market Risk                                            10

   PART II - OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders   11

        Item 5  -  Other Information                                   11

        Item 6 -  Exhibits and Reports on Form 8-K                     12

   Exhibit Index                                                       13

   PART I   Item 1.   Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     (Dollars in thousands)
                                                July 4, 1998  January 3, 1998

   ASSETS
   Current Assets
      Cash and cash equivalents                    $ 19,048        $ 16,432
      Receivables                                   197,235         228,483
      Inventories                                    84,842          95,341
      Other current assets                           27,356          25,420
                                                   --------        --------
         Total Current Assets                       328,481         365,676
                                                   --------        --------
   Plant and Equipment                              744,128         718,669

   Less: Accumulated Depreciation                  (409,600)       (380,312)
                                                   --------        --------
   Plant and Equipment, net                         334,528         338,357
                                                   --------        --------
   Other Assets                                      16,096          14,524
   Cost in Excess of Net Assets
    of Subsidiaries Acquired                         64,457          62,659
                                                   --------        --------
                                                   $743,562        $781,216
                                                   ========        ========
   LIABILITIES AND SHAREHOLDERS'INVESTMENT
   Current Liabilities
      Short-term debt                              $ 27,525        $ 33,880
      Accounts payable                               80,726         106,235
      Accrued salaries and wages                     24,457          22,575
      Other accrued liabilities                      25,680          32,492
      Current maturities of long-term debt            5,166           5,186
                                                   --------        --------
         Total Current Liabilities                  163,554         200,368
                                                   --------        --------
   Long-term Debt                                   123,952         130,065
   Deferred Income Taxes                             18,540          19,831
   Other Non-Current Liabilities                     17,555          16,849

   Shareholders' Investment
      Preferred stock-$10 par value;
         authorized 300,000 shares; none issued           0               0
      Common stock-$.10 par value;
         authorized 75,000,000 shares;
         29,472,275 and 29,793,279 shares issued
         and outstanding, respectively
      Amount in excess of par value of stock          2,947           2,979
      Accumulated other comprehensive income (loss)  25,088          35,542
      Retained earnings                              (4,138)         (3,498)
         Total Shareholders' Investment             396,064         379,080
                                                   --------        --------
                                                    419,961         414,103
                                                   --------        --------
                                                   $743,562        $781,216
                                                   ========        ========

   See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                            (Dollars in thousands, except per share amounts)
                                Three Months Ended        Six Months Ended
                                July 4,      June 28,   July 4,    June 28,
                                  1998         1997        1998       1997
   Net sales                   $316,000     $276,217    $646,810   $551,580
   Cost of goods sold           249,875      218,571     515,871    441,212
                               --------     --------    --------   --------
     Gross earnings              66,125       57,646     130,939    110,368
   Selling and administrative
    expenses                     41,041       35,110      84,541     69,495
                               --------     --------    --------   --------
     Earnings from operations    25,084       22,536      46,398     40,873
   Interest expense              (2,769)      (2,424)     (5,687)    (5,217)
   Other, net                      (421)         572        (785)     1,446
                               --------     --------    --------   --------
   Earnings before income taxes  21,894       20,684      39,926     37,102
   Provision for income taxes     8,500        8,100      15,500     14,500
                               --------     --------    --------   --------
     Net earnings              $ 13,394     $ 12,584    $ 24,426   $ 22,602
                               ========     ========    ========   ========
   Basic earnings per share
    of common stock             $   .45     $    .42    $    .82   $    .75
                               ========     ========    ========   ========
   Diluted earnings per share
    of common stock             $   .45     $    .42    $    .82   $    .75
                               ========     ========    ========   ========
   Cash dividends per
    common share                $   .13     $    .12    $    .26   $    .23
                               ========     ========    ========   ========


   See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)
                                                       Six Months Ended
                                                 July 4, 1998  June 28, 1997
   Cash Flows From Operating Activities
     Net earnings                                   $ 24,426      $ 22,602
     Depreciation and amortization                    33,862        30,324
     Deferred income taxes                            (1,291)           96
     Change in assets and liabilities
       Decrease in receivables                        31,248         8,003
       Decrease (increase) in inventories             10,499        (8,409)
       Increase in other current assets               (1,936)       (3,111)
       (Decrease) increase in accounts payable
         and accrued liabilities                     (29,733)        7,148
       Increase in other non-current assets           (1,572)       (1,933)
       Other, net                                       (640)       (1,403)
                                                     -------       -------
         Cash provided from operating activities      64,863        53,317
                                                     -------       -------

   Cash Flows From Investing Activities
     Capital expenditures, net                       (31,831)      (27,468)
                                                     -------       -------
   Cash Flows From Financing Activities
     Repayment of notes payable, net                  (6,355)       (2,390)
     Repayment of long-term debt                      (6,133)         (634)
     Dividends paid                                   (7,442)       (6,980)
     Proceeds from exercise of stock options           2,512         2,048
     Repurchase of common stock                      (12,998)      (32,570)
                                                     -------       -------
       Cash used for financing activities            (30,416)      (40,526)
                                                     -------       -------

   Net increase (decrease) in cash                     2,616       (14,677)
   Cash at beginning of period                        16,432        57,417
                                                     -------       -------
       Cash at end of period                         $19,048       $42,740
                                                     =======       =======
   Cash payments for:
     Interest, net of amount capitalized             $ 6,802        $4,996
     Income taxes                                     17,372        13,212


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

        In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the period ended July 4, 1998 are not necessarily indicative of results that may be expected for the year ending January 2, 1999.

   2)   Inventories

        The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

        Inventory amounts at July 4, 1998 and January 3, 1998 were as follows:

                                         (Dollars in thousands)
                                            July 4, 1998     January 3, 1998

        Raw Materials and Supplies            $47,909             $55,026
        Work-In-Process and Finished Goods     41,824              44,908
                                              -------             -------
          FIFO value (current cost of
           all inventories)                    89,733              99,934
        Excess of current cost
         over carrying value
         of LIFO inventories                   (4,891)             (4,593)
                                              -------             -------
        Net Inventories                       $84,842             $95,341
                                              =======             =======

   3)   Earnings Per Share of Common Stock

        Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares, which relate entirely to the assumed exercise of stock options. The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                        Three months ended            Six months ended
                   July 4, 1998  June 28, 1997  July 4, 1998  June 28, 1997
        Basic          29.7         29.8            29.7          30.1
        Diluted        29.9         30.0            29.9          30.3

   4)   Restructuring Charge

        In the third quarter of 1997, the Corporation recorded a restructuring charge of $13.5 million ($8.1 million after tax or $.27 per common share) related to the sale of its point-of-purchase sign and display business, the discontinuation of its intaglio print-based security products business and the interactive video operation, and the closing of three Global Turnkey facilities. At January 3, 1998, the remaining reserve totaled $3.7 million, which related to anticipated expenditures associated with the closing the facilities and related matters. During the first half of 1998, costs of approximately $2.3 million, related primarily to lease termination costs, were charged against the reserve. It is expected that the restructuring initiatives will be completed in 1998 and charged against the remaining reserve.

   5)   Comprehensive Income

        Total comprehensive income, comprised of net income and other comprehensive income (loss), was $13,913,000 and $11,213,000 for the second quarter of 1998 and 1997, respectively. For the first half of 1998 and 1997, comprehensive income was $23,786,000 and $19,635,000,
        respectively.   Other comprehensive income (loss) was comprised
        solely of foreign currency translation adjustments. The Corporation does not record U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

   6)   Accounting for Internal-use Software

        In March 1998, the Accounting Standards Executive Committee of the AICPA issued a Statement of Position (SOP) titled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Corporation elected to adopt this SOP as of the beginning of its 1998 fiscal year. The adoption of this SOP has not had a material impact on the Corporation's financial statements.

   7)   Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, AAccounting for Derivative Instruments and Hedging Activities.@ The new standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The Corporation intends to adopt this standard in 2000. The adoption of this standard is not expected to have a material effect on the Corporation's financial statements.


   Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   Liquidity and Capital Resources

   The Corporation's net working capital decreased slightly during the first half of 1998. Seasonality and aggressive management of receivables and inventories during the quarter resulted in the reduction in current assets incorporating the Corporation's program for increased shareholder value concepts. The reduction in current liabilities was primarily due to the repayment of short-term debt and payables with cash provided from operations. Also during the first half of 1998, the Corporation repurchased approximately 436,000 shares of common stock at an aggregate purchase price of $13.0 million pursuant to its common stock repurchase program. In April 1998, the Board authorized the repurchase of up to an additional $60 million of common stock. Any future stock repurchases are expected to be funded by a combination of cash provided from operations and short-term borrowings.

   Capital expenditures were $31.8 million during the first half of 1998, an increase of $4.4 million from the amount expended during the first half of 1997. Capital requirements for the full year are expected to be between $85 million and $95 million and are expected to be funded by a combination of cash provided from operations and short-term borrowings. The increase in capital spending reflects the Corporation's commitment to expand and modernize its facilities. Long-term debt as a percentage of total capitalization was down over 1% from 23.9% to 22.8% due to the current year repayments.

   RESULTS OF OPERATIONS

   Net Sales

   Sales for the second quarter of 1998 were $39.8 million or 14% higher than in the second quarter of 1997. Over half of the increase was a result of sales from companies acquired during the second half of 1997. Operating activity levels during the second quarter of 1998, in all of the Corporation's major operating groups, were above 1997 operating levels. Sales gains continued in the book market where demand for educational products, including educational media, was favorable. Activity levels were also strong in the magazine market due to increased page counts and market share gains as well as the impact of the acquisition of Greenfield Printing & Publishing during the fourth quarter of 1997. Continued imaging personalization resulted in additional sales for the direct marketing group while software releases in Europe lead to increased sales in turnkey services. Single-use product sales increased primarily due to the acquisition of The Omnia Group during the third quarter of 1997.

   Sales for the first half of 1998 were $95.2 million or 17% higher than for the first half of 1997. Slightly over half of the increase was a result of sales from companies acquired during the second half of 1997. Trends in operating activity levels for the first two quarters of 1998 were similar to those described above for the second quarter.

   Cost of Goods Sold

   Cost of goods sold as a percentage of sales remained at 79.1% for the second quarter of 1998 compared to the second quarter of 1997. Cost of goods sold as a percentage of sales decreased slightly from 80.0% for the first half of 1997 to 79.2% for the first half of 1998. This slight margin gain was primarily due to changes in product mix, which more than offset a continued competitive pricing environment in commercial markets.

   Selling and Administrative Expenses

   Selling and administrative expenses were $5.9 million higher for the second quarter of 1998 than for the second quarter of 1997 and $15.0 million higher for the first half of 1998 as compared with the first half of 1997. The increase is primarily due to the inclusion of selling and administrative expenses for the companies acquired in 1997 along with higher levels of operating activity at previously owned facilities.

   Interest Expense

   Interest expense was $345,000 higher in the second quarter of 1998 than in the second quarter of 1997 and $470,000 higher for the first half of 1998 than for the first half of 1997 due to increased debt levels to support the 1997 acquisitions.

   Income Taxes

   The Corporation's effective income tax rates declined slightly as indicated in the table below due to an increase in foreign earnings which are taxed at lower rates.

                                     Effective Tax Rate
                                        1998     1997
               Second Quarter          38.8%    39.2%
               First Half              38.8%    39.1%

   Other Matters

   During 1998, the Corporation completed a preliminary evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. It was determined that a significant portion of the Corporation's software was year-2000 ready. This evaluation also resulted in the development of detailed plans to replace certain software and to reprogram other software. Banta has implemented a program to confirm that all business and manufacturing system hardware, control systems and software supplied by third party vendors is year-2000 ready. Although complete assurance can not be given, management currently believes it is devoting the necessary resources to resolve all significant year-2000 issues in a timely manner. The Corporation is currently conducting audits and operational readiness testing as well as pursuing certification of
   year-2000 readiness from significant third party vendors.   There have
   been no significant changes in the total costs expected to be incurred. Currently, the Corporation expects the costs to approximate $3 million in 1998 and $2.5 million in 1999.


   Cautionary Statements for Forward-Looking Information

   This document includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, continued success in the implementation of the Corporation's single-source marketing strategy, pricing actions by competitors, success in the integration of businesses acquired in 1997, unanticipated events relating to achieving year-2000 compliance and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

   Item 3.   Qualitative and Quantitative Disclosures about Market Risk

   Not applicable


                            PART II: OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders
   (a) - (c)
        At the annual meeting of shareholders held on April 28, 1998, all of the persons nominated as directors were elected for terms expiring at the 1999 Annual Meeting. The following table sets forth certain information with respect to such election:

                                                           Shares
               Name                      Shares          Withholding
                                        Voted For         Authority
               Jameson A. Baxter        28,763,507          181,066
               Donald D. Belcher        28,741,029          203,544
               George T. Brophy         28,744,849          199,724
               William J. Cadogan       28,763,507          181,066
               Henry T. DeNero          28,763,307          181,266
               Richard L. Gunderson     28,763,257          181,316
               Gerald A. Henseler       28,763,507          181,066
               Bernard S. Kubale        28,035,103          909,470
               Michael J. Winkler       28,763,507          181,066

   Item 5.   Other Information

   Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 annual meeting must be received by the Corporation no later than November 20, 1998 to be included in the Corporation's proxy materials for that meeting. Further, a shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Corporation's By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Corporation not less than 60 days and not more than 90 days prior to the second Tuesday in the month of April. Under the By-Laws for purposes of the 1999 annual meeting of shareholders, if the Corporation does not receive notice of a shareholder proposal (submitted otherwise than pursuant to Rule 14a-8) on or prior to February 12, 1999, then the notice will be considered untimely and the Corporation will not be required to present such proposal at the 1999 annual meeting. If the Board of Directors nonetheless chooses to present such proposal at the 1999 annual meeting, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

   Item 6.   Exhibits and Report on Form 8-K

   (a) Exhibits-
          3.1 - Amendment to By-laws
          3.2 - By-laws as amended
          27  - Financial Data Schedule (EDGAR version only)

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

                                BANTA CORPORATION

                                /S/ GERALD A. HENSELER
                                Gerald A. Henseler
                                Executive Vice President,
                                Chief Financial Officer and Treasurer

      Date  August 11, 1998

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended July 4, 1998

      Exhibit Number

        3.1  Amendment to By-laws

        3.2  By-laws as amended

        27   Financial Data Schedule (EDGAR version only)