Form 10-Q
period 1998-10-03
BANTA CORP
filed 1998-11-16
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 3, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______ to _______

Commission File Number 0-6187

                                BANTA CORPORATION
   -------------------------------------------------------------------------
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          The registrant had outstanding on October 3, 1998, 28,942,854 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended October 3, 1998


                                      INDEX


PART I -- FINANCIAL INFORMATION                                      Page Number

       Item 1 -- Financial Statements:

          Unaudited Consolidated Condensed Balance Sheets at
           October 3, 1998 and January 3, 1998.................................3

            Unaudited Consolidated Condensed Statements of Earnings for
                the Three Months and Nine Months Ended October 3, 1998
                and September 27, 1997.........................................4

            Unaudited Consolidated Condensed Statements of Cash Flows
                for the Nine Months Ended October 3, 1998 and
                 September 27, 1997............................................5

            Notes to Unaudited Consolidated Condensed
                Financial Statements.........................................6-7

       Item 2 -- Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............8-10

       Item 3 -- Qualitative and Quantitative Disclosures
                    about Market Risk.........................................10


PART II  -- OTHER INFORMATION

       Item 6 -- Exhibits and Reports on Form 8-K............................ 11


Exhibit Index................................................................ 12

PART I   Item 1.   Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      (Dollars in thousands)
                                                October 3, 1998  January 3, 1998
ASSETS

Current Assets
     Cash and cash equivalents                       $  20,283      $  16,432
     Receivables                                       243,158        228,483
     Inventories                                        85,205         95,341
     Other current assets                               28,221         25,420
                                                     ---------      ---------
            Total Current Assets                       376,867        365,676
                                                     ---------      ---------
Plant and Equipment                                    748,080        718,669
Less: Accumulated Depreciation                        (423,290)      (380,312)
                                                     ---------      ---------
Plant and Equipment, net                               324,790        338,357
                                                     ---------      ---------
Other Assets                                            17,688         14,524
Cost in Excess of Net Assets
  of Subsidiaries Acquired                              66,498         62,659
                                                     ---------      ---------
                                                     $ 785,843      $ 781,216
                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Short-term debt                                 $  44,545      $  33,880
     Accounts payable                                  101,042        106,235
     Accrued salaries and wages                         26,180         22,575
     Other accrued liabilities                          27,787         32,492
     Current maturities of long-term debt                4,163          5,186
                                                     ---------      ---------
            Total Current Liabilities                  203,717        200,368
                                                     ---------      ---------
Long-term Debt                                         123,792        130,065
Deferred Income Taxes                                   20,753         19,831
Other Non-Current Liabilities                           17,942         16,849

Shareholders' Investment
     Preferred stock-$10 par value;
            authorized 300,000 shares; none issued           0              0
     Common stock-$.10 par value;
            authorized 75,000,000 shares;
            28,942,854 and 29,793,279 shares issued
            and outstanding, respectively                2,894          2,979
     Amount in excess of par value of stock              9,768         35,542
     Accumulated other comprehensive income (loss)      (1,485)        (3,498)
     Retained earnings                                 408,462        379,080
                                                     ---------      ---------
           Total Shareholders' Investment              419,639        414,103
                                                     ---------      ---------
                                                     $ 785,843      $ 781,216
                                                     =========      =========


See accompanying notes to consolidated financial statements


                                                 BANTA CORPORATION AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                                               (Dollars in thousands, except per share amounts)
                                                          Three Months Ended                   Nine Months Ended
                                                 October 3, 1998   September 27, 1997  October 3, 1998  September 27, 1997
Net sales                                            $ 343,681         $ 298,322         $ 990,491         $ 849,902
Cost of goods sold                                     272,942           238,615           788,813           679,827
                                                     ---------         ---------         ---------         ---------
     Gross earnings                                     70,739            59,707           201,678           170,075
Selling and administrative expenses                     42,451            34,976           126,992           104,471
Restructuring charge                                        --            13,500                --            13,500
                                                     ---------         ---------         ---------         ---------
     Earnings from operations                           28,288            11,231            74,686            52,104
Interest expense                                        (2,278)           (2,456)           (7,965)           (7,673)
Other, net                                                 420               327              (365)            1,773
                                                     ---------         ---------         ---------         ---------
     Earnings before income taxes                       26,430             9,102            66,356            46,204
Provision for income taxes                              10,200             3,500            25,700            18,000
                                                     ---------         ---------         ---------         ---------
     Net earnings                                    $  16,230         $   5,602            40,656         $  28,204
                                                     =========         =========         =========         =========
Basic earnings per share of common stock             $     .55         $     .19         $    1.37         $     .94
                                                     =========         =========         =========         =========
Diluted earnings per share of common stock           $     .55               .19              1.37               .94
                                                     =========         =========         =========         =========
Cash dividends per common share                      $     .13         $     .12         $     .39         $     .35
                                                     =========         =========         =========         =========


See accompanying notes to consolidated financial statements.


                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                     (Dollars in thousands)
                                                       Nine Months Ended

                                                    October 3,   September 27,
                                                       1998          1997
Cash Flows From Operating Activities
 Net earnings                                         $40,656      $28,204
 Depreciation and amortization                         51,797       44,160
 Deferred income taxes                                    922       (1,000)
 Restructuring charge                                      --       13,500
 Gain on sale of building                                (870)          --
 Change  in  assets  and  liabilities,
  net of acquisitions:
   Increase  in receivables                           (13,863)     (18,195)
   Decrease  (increase)  in  inventories               10,136       (6,546)
   Increase  in  other current assets                  (2,454)      (2,613)
   (Decrease) increase in accounts payable
     and accrued liabilities                           (6,075)      10,068
   Increase in other non-current assets                (3,128)      (1,989)
   Other, net                                           2,012           75
                                                      -------      -------
     Cash provided from operating activities           79,133       65,664
                                                      -------      -------

Cash Flows From Investing Activities
  Acquisition  of  businesses,  net of cash
   acquired                                            (2,354)     (50,666)
  Proceeds from sale of building, net                   4,625           --
  Capital expenditures, net                           (43,790)     (38,774)
                                                      -------      -------
     Cash used for investing activities               (41,519)     (89,440)
                                                      -------      -------

Cash Flows From Financing  Activities
  Proceeds from notes payable, net                     10,665       24,458
  Repayment of long-term  debt                         (7,296)      (5,232)
  Dividends  paid                                     (11,273)     (10,554)
  Proceeds from exercise of stock options               3,326        3,050
  Repurchase of common stock                          (29,185)     (32,570)
                                                      -------      -------
     Cash used for financing activities               (33,763)     (20,848)
                                                      -------      -------
Net increase (decrease) in cash                         3,851      (44,624)
Cash at beginning of period                            16,432       57,417
                                                      -------      -------
     Cash at end of period                            $20,283      $12,793
                                                      =======      =======
Cash payments for:
   Interest, net of amount capitalized                $ 8,107      $ 7,269
   Income taxes                                        26,166       22,384


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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the period ended October 3, 1998 are not necessarily indicative of results that may be expected for the year ending January 2, 1999.

2)   Inventories

     The majority of the Corporation's inventories used in its printing operations are accounted for at cost determined on a last-in, first-out
     (LIFO) basis, which is not in excess of market. The remaining inventories are stated at the lower of cost or market using the first-in, first-out
     (FIFO) method. Inventories include material, labor and manufacturing overhead.

     Inventory amounts at October 3, 1998 and January 3, 1998 were as follows:

                                                 (Dollars in thousands)
                                             October 3, 1998  January 3, 1998
                                                  --------       --------
Raw Materials and Supplies                        $ 45,354       $ 55,026
Work-In-Process and Finished Goods                  44,442         44,908
                                                  --------       --------
FIFO value (current cost of all inventories)        89,796         99,934
Excess of current cost over carrying value
of LIFO inventories                                 (4,591)        (4,593)
                                                  --------       --------
Net Inventories                                   $ 85,205       $ 95,341
                                                  ========       ========

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

                         Three months ended              Nine months ended
                  October 3,       September 27,    October 3,   September 27,
                     1998             1997             1998          1997
        Basic        29.3             29.8             29.6          30.0
        Diluted      29.4             30.0             29.7          30.2

4)   Acquisition

     In September of 1998, the Corporation acquired all the outstanding capital stock of Type Designs, Inc. ("Type Designs") for approximately $2.4 million in cash. Type Designs provides a full range of design and graphic production services with annual sales of approximately $4 million. This acquisition was accounted for as a purchase and, accordingly, the financial statements of the Corporation include the results of Type Designs beginning with the acquisition date.

5)   Restructuring Charge

     In the third quarter of 1997, the Corporation recorded a restructuring charge of $13.5 million ($8.1 million after tax or $.27 per common share) related to the sale of its point-of-purchase sign and display business, the discontinuation of its intaglio print-based security products business and the interactive video operation, and the closing of three Global Turnkey facilities. At January 3, 1998, the remaining reserve totaled $3.7 million, which related to anticipated expenditures associated with the closure of facilities described above and related matters. For the first three quarters of 1998, costs of approximately $3.0 million, related primarily to lease termination costs, were charged against the reserve. With the exception of continued lease termination costs, the restructuring initiatives have been essentially completed.

     In the third quarter of 1998, the Corporation sold the facility for its point-of-purchase sign and display business. Net proceeds were approximately $4.6 million with a gain of $870,000 recognized in the third quarter. This gain is included in "Other, net" on the statement of earnings.

6)   Comprehensive Income

     Total comprehensive income, comprised of net income and other comprehensive income (loss), was $18,883,000 and $4,615,000 for the third quarter of 1998 and 1997, respectively. For the first three quarters of 1998 and 1997, comprehensive income was $42,669,000 and $24,250,000, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not record U.S. income taxes on foreign currency translation adjustments because it does not provide for taxes on undistributed earnings of foreign subsidiaries.

7)   Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The Corporation intends to adopt this standard in 2000. The adoption of this standard is not expected to have a material effect on the Corporation's financial statements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 FINANCIAL CONDITION

 Liquidity and Capital Resources

     The Corporation's net working capital increased by approximately $8 million during the first three quarters of 1998. The increase in receivables and reduction in inventory compared to the 1997 year-end balances was the result of seasonality in the Corporation's business. Compared to the prior year third quarter, receivables and inventory were relatively level. An increase in short-term debt, due to stock repurchases and an acquisition, partially offset the increase in current assets. During the first three quarters of 1998, the Corporation repurchased approximately one million shares of common stock at an aggregate purchase price of $29 million pursuant to its common stock repurchase program. During the third quarter of 1998, the Corporation acquired the outstanding stock of Type Designs for approximately $2.4 million. See Note 4 to the Notes to Unaudited Consolidated Condensed Financial Statements for a description of the acquisition. The stock repurchases and acquisition were funded by a combination of cash provided from operations and short-term borrowings.

     In late October 1998, the Board of Directors authorized the repurchase of an additional $50 million of common stock. This repurchase authority is in addition to the $60 million program previously authorized by the Board. Of the $60 million previously authorized, approximately $34 million of repurchase authority remains. Any future stock repurchases are expected to be funded by a combination of cash provided from operations and short-term borrowings.

     Capital expenditures were $43.8 million during the first three quarters of 1998, an increase of $5 million from the amount expended during the first three quarters of 1997. Capital requirements for the full year are expected to be between $70 million and $75 million and are expected to be funded by a combination of cash provided from operations and short-term borrowings. The increase in capital spending reflects the Corporation's commitment to expand and modernize its facilities. Long-term debt as a percentage of total capitalization was down over 1% from 23.9% to 22.8% due to the current year repayments.


 RESULTS OF OPERATIONS

 Net Sales

     Sales for the third quarter of 1998 were $45.4 million or 15% higher than in the third quarter of 1997. The increase was primarily due to the turnkey outsourcing activity and sales from companies acquired during the second half of 1997. The remaining increase is attributed to internal growth among several of the print and non-print operating groups. Operating activity levels during the third quarter of 1998, in all of the Corporation's major operating groups, were above 1997 operating levels.

     Sales for the first three quarters of 1998 were approximately $141 million or 17% higher than for the first three quarters of 1997. Slightly over half of the increase was a result of sales from companies acquired during the second half of 1997. The remaining increase was primarily due to a strong demand for educational products supplied by the Corporation's book group and increased page counts in the magazine market during the first half of 1998. In addition, software releases in Europe lead to increased sales in turnkey services.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales decreased from 80.0% for the third quarter of 1997 to 79.4% for the third quarter of 1998. The most significant factors contributing to the margin improvement were improved utilization at the turnkey facilities and stable paper prices. During the third quarter of 1997, rising paper prices resulted in an additional LIFO provision; whereas in 1998, no LIFO provision was required. Slightly offsetting the margin improvements were inefficiencies and underutilization at certain of the direct marketing facilities. Management is currently reviewing alternatives for corrective action at these facilities.

     Cost of goods sold as a percentage of sales decreased from 80.0% for the first three quarters of 1997 to 79.6% for the first three quarters of 1998. This improvement resulted from the same factors that impacted the third quarter.

Selling and Administrative Expenses

     Selling and administrative expenses were $7.5 million higher for the third quarter of 1998 than for the third quarter of 1997 and $24.5 million higher for the first three quarters of 1998 as compared with the first three quarters of 1997. The increase is primarily due to the inclusion of selling and administrative expenses for the companies acquired in 1997 along with higher levels of operating activity at previously-owned facilities.

Interest Expense

     Interest expense was $178,000 lower in the third quarter of 1998 than in the third quarter of 1997 due to interest capitalized on construction in progress during the current year third quarter. For the first three quarters of 1998, interest expense was $292,000 higher than for the first three quarters of 1997 due to increased debt levels to support the 1997 acquisitions and 1998 stock repurchases.

Income Taxes

     The Corporation's effective income tax rate for the first three quarters of 1998 declined slightly as indicated in the table below due to an increase in foreign earnings which are taxed at lower rates.

                                           Effective Tax Rate
                                             1998      1997
               Third Quarter                 38.6%     38.5%
               First Three Quarters          38.7%     39.0%

Other Matters

     During 1998, the Corporation completed a preliminary evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. It was determined that a significant portion of the Corporation's software was year-2000 ready. This evaluation also resulted in the development of detailed plans to replace certain software and to reprogram other software. Banta has also implemented a program to confirm that all business and manufacturing system hardware, control systems and software supplied by third party vendors is year-2000 ready. Although complete assurance can not be given, management currently believes it is devoting the necessary resources to resolve all significant year-2000 issues, both Information Technology ("IT") and non-IT related, by June 1999. The Corporation is currently conducting audits and operational readiness testing as well as pursuing certification of year-2000 readiness from significant third party vendors.

     The Corporation's contingency plan related to third party vendors is to identify additional suppliers and alternate sources for essential materials, primarily paper, in case one or more of its suppliers would not be year-2000 ready. The majority of the Corporation's internal IT-related systems have either been replaced or are in the process of being replaced with year-2000 ready systems. Accordingly, a contingency plan has not developed and is not currently considered necessary. The Corporation is currently testing non-IT related systems (HVAC, safety and security) and has not determined whether a contingency plan is needed. The risk of not being year-2000 compliant on a timely basis is that product shipments could potentially be delayed which could have an adverse impact on, among other things, the Corporation's revenues and earnings. Additional resources, which can not be accurately estimated at this time, would be required to process and fulfill customer orders.

     There have been no significant changes in the total costs expected to be incurred to become year-2000 ready. Currently, the Corporation expects the costs to approximate $3.5 million in 1998 and $2.5 million in 1999. The majority of the costs will be capitalized.

Cautionary Statements for Forward-Looking Information

     This document includes forward-looking statements. Statements that contain estimates or projections or that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, continued success in the implementation of the Corporation's single-source marketing strategy, seasonal or unanticipated changes in customer orders, pricing actions by competitors, success in the integration of businesses acquired, unanticipated events relating to achieving year-2000 compliance and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

     Not applicable

                           PART II: OTHER INFORMATION


        Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits-
                      3.1 - Amendment to By-laws
                      3.2 - By-laws as amended
                      27  - Financial Data Schedule (EDGAR version only

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


          BANTA CORPORATION


          /S/ GERALD A. HENSELER
          Gerald A. Henseler
          Executive Vice President, Chief Financial Officer and Treasurer


          Date November 12, 1998

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended October 3, 1998


      Exhibit Number

         3.1  Amendments to By-laws

         3.2  By-laws as amended

         27   Financial Data Schedule (EDGAR version only)