Form 10-K405
period 1999-01-02
BANTA CORP
filed 1999-04-02
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 2, 1999

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


Registrant's telephone number, including area code: (920) 751-7777 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
      Title of Each Class                       On Which Registered
      -------------------                       ---------------------
  Common Stock, $.10 par value                 New York Stock Exchange
Rights to Purchase Common Stock                New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (|X|)Yes ( )No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (|X|)

       Aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1999: $614,585,000

       Number  of  shares  of  common  stock  outstanding  as of March 5,  1999:
27,777,309.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the year ended January 2, 1999 (incorporated into Parts I and II).
(2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 27, 1999 (incorporated into Part III).

                                     PART I
Item 1. Business.

General.

       Banta Corporation (the "Corporation" or "Banta"), together with its subsidiaries, is one of the larger printing organizations in the United States, providing a broad range of printing and graphic arts services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin, 54952. The Corporation had a total of approximately 7,000 employees at the end of fiscal 1998.

       The Corporation operates in one primary business segment, print, with other business operations in turnkey services and healthcare products. The print segment provides comprehensive single source print and print-related services to publishers of educational and general books, direct marketing materials, consumer and business catalogs and special interest magazines. The turnkey services operation provides project management, product assembly, fulfillment and product localization services primarily to technology companies in the U.S. and Europe. Healthcare products is primarily engaged in the production of disposable products used in outpatient clinics, dental offices and hospitals. The healthcare operation also has product lines with related applications for the food service industry and film sales. At the end of fiscal 1998, the Corporation's operations were conducted at 36 production facilities in the United States located in Wisconsin, Minnesota, Connecticut, Florida, Georgia Illinois, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Texas, Utah, Virginia and Washington and at five European production facilities located in Ireland, Scotland and The Netherlands.

       The following table sets forth the approximate percentage of printing segment net sales contributed by each class of similar products and services which accounted for ten percent or more of printing segment net sales for any of the last three fiscal years.


                                1998      1997    1996
                                ----      ----    ----

             Books               29%       30%     29%

             Direct Marketing    25        25      25

             Catalogs            24        23      24

             Magazines           16        14      14

             Other                6         8       8
                                ----      ----    ----
                TOTAL           100%      100%    100%
                                ====      ====    ====

During 1998, the Corporation acquired all the outstanding capital stock of Type Designs, Inc., which provides a full range of design and graphic production services. The Corporation also acquired the assets and assumed certain liabilities of Meadows Information Systems, Inc., which develops page layout and design software products. The Corporation also acquired a 30 percent equity interest in Morgan Impresores S.A., a Santiago, Chile - based company, which provides a wide variety of print materials and specialty product labels.

       Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In addition, management of the Corporation may from time to time make forward-looking statements intended to qualify for such safe harbors. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Corporation "believes," "anticipates" or "expects," or words of similar imports. Similarly, statements that describe the Corporation's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, pricing actions by competitors, success in implementing the Corporation's plan to enhance revenues and margins, unanticipated events relating to achieving Year 2000 compliance, and general changes in economic conditions. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Customers.

       The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its customers. Production agreements covering one to three years are, however, more frequent for turnkey services, magazine and catalog production. Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 29%, 27% and 28% of net sales during 1998, 1997 and 1996, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1998, 1997 or 1996. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

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

Markets Served.

       Set forth below is a description of the primary markets the Corporation serves:

o      Books

       The Corporation prints consumable elementary and high school workbooks and other products for publishers of educational and general book markets including textbooks (primarily soft cover), testing materials and paperbound books. Print opportunities in the consumable educational workbook market have decreased during the last several years as publisher consolidations have resulted in fewer companies offering educational products. Additionally, the effort to improve the nation's educational system has prompted schools to invest portions of their curriculum budget in alternate teaching methods. Some of these efforts have replaced consumable workbooks with other instructional materials. A strong textbook adoption period is projected for years 2000 and 2001, with some potential benefit for late 1999.

       The Corporation has three facilities serving the computer equipment and software industry's print manuals, all of which use offset printing and high speed photocopying. During the last several years print documentation for computer software and hardware has been increasingly replaced by CD-ROM and online documentation. Banta's operations serving the software and documentation markets have been successful in reinforcing their sales efforts toward other publishers who utilize formats that fit the Corporation's existing equipment, including self-help instructional books and other softcover products.

     The  Corporation's  book  units  also  produce   multimedia   products  for
educational and other publishers.

o      Direct Marketing

       Printed materials for direct marketing customers are provided primarily by three plants. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Over the past several years, the Corporation has invested in imaging equipment which personalizes direct mail pieces at press speeds. Banta believes that this capability is important to its customers. The Corporation also performs limited mailing and fulfillment services for its direct marketing customers.

o      Catalogs

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

o      Magazines

       The Corporation's three plants serving the magazine market print, sort and mail magazines representing more than 700 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing list and distribution services. During 1998, the Corporation completed a significant expansion of its Kansas City, Mo. facility to provide needed capacity to service its magazine customers.

o      Turnkey

       The Corporation's product offerings in its turnkey market classification include project management, manufacturing, procurement, packaging, assembly and worldwide distribution services for computer software publishers, as well as manufacturers of computer hardware and consumer electronics primarily in the United States and Europe. These facilities also perform computer disk replication, product packaging and distribution.

o      Healthcare Products

       One of the Corporation's operating units, Banta Healthcare Products, Inc.
(BHP), converts poly film and paper into single-use products for the healthcare and food service industries. In addition, BHP extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include plastic garment covers, examination gowns, stretcher sheets, examination table paper and pillow covers.

o      Other

       Prepress services are provided by four of the Corporation's facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The acquisitions of Type Designs, Inc. and Meadows Information Systems, Inc. further position Banta as a single-source provider of multiple graphic communications solutions.

       The Corporation's Digital Content Management Solutions Center in Cambridge Massachusetts provides sophisticated database systems for archiving, managing, retrieving and enabling multiple uses of customer digital information. The Corporation's service offerings also include CD-ROM production, CD Interactive programming and the development of interactive online products for the World Wide Web including web site hosting and maintenance and electronic commerce solutions. During 1998, resources were devoted to developing the Corporation's B media digital content management system to automate customers' production process by streamlining information storage and retrieval for print and electronic distribution. Initial software programs were developed in 1998 and additional enhancements are expected to be available by mid-year 1999.

Competitive Conditions.

       The Corporation is subject to competition from a large number of companies, some of which have greater resources and capacity than the Corporation. The graphic arts industry continues to experience consolidation over the last few years. This trend has resulted in the emergence of several additional competitors which are larger than the Corporation in size and product offerings. The major competitive factors in the Corporation's business are quality of finished products, distribution capabilities, ongoing customer service, price and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

       There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to price discounting. In the educational book market, for instance, activity is greater in the first half of the year, and in the other markets, activity is greater in the second half of the year. Computer software and hardware products are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

Raw Materials.

       The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

       During 1996, the price of paper fell dramatically such that by the end of 1996 paper prices for the grades used most by the Corporation stabilized at prices similar to those available at the beginning of 1994. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 1998 and 1997 the price of paper grades used most frequently by the Corporation remained stable.

       The Corporation uses a number of other raw materials including ink, resins, packaging materials and subcontracted components. The cost of these materials remained relatively stable in 1998 and 1997.

Development.

The graphic arts industry, made up primarily of firms much smaller in size than the Corporation, tends to rely upon equipment and material suppliers for research and development. The Corporation is engaged in long-range research and development relating to technology and system enhancements, and has spent significant amounts of money for such purposes. Research and development investments by the Corporation are above the industry average. One of the objectives of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications.

       To help fulfill its research and development objectives, the Corporation maintains labs staffed with full-time personnel whose task is to enhance current technologies for market-specific applications. The effort is guided by the Corporation's Research and Development Council, which is made up of representatives from seven different Groups. The Corporation also has increased its emphasis on the development of new products and services in many areas, including the development of digital technologies that encompass software solutions for digital content management and electronic commerce. During the last several years, 60 professional and technical employees have worked primarily on research and development activities. Additionally, approximately 10 persons from quality control and engineering devoted a portion of their time to research and development.

       The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 1999. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and resulting in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations.

       Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION
                      -------------------------------------

Name, Age, Position                 Business Experience During Last Five Years
-------------------                 ------------------------------------------

Donald D. Belcher; 60. . . . . .    Chairman  of the  Board  of the  Corporation
  Chairman, President and Chief     since   May   1995;   President   and  Chief
  Executive Officer                 Executive  Officer of the Corporation  since
                                    January 1995;  President and Chief Operating
                                    Officer of the  Corporation  from  September
                                    1994 to  January  1995;  Senior  Group  Vice
                                    President  of  Avery  Dennison   Corporation
                                    (diversified   manufacturing  company)  from
                                    1990 until joining the Corporation.

Gerald A. Henseler; 58   . . . .    Executive Vice President and Chief Financial
 Executive Vice President and       Officer of the Corporation
  Chief Financial Officer

Ronald D. Kneezel; 42   . . . .     Vice   President,    General   Counsel   and
 Vice President, General Counsel    Secretary of the Corporation.
  and Secretary


Dennis J. Meyer; 43  . . . . . .    Vice President Marketing of the Corporation.
 Vice President Marketing

John E. Tiffany; 59  . . . . . .    Vice   President    Manufacturing   of   the
  Vice President Manufacturing      Corporation.

Henry M. Wells, III; 54  . . . .    Vice  President   Human   Resources  of  the
 Vice President Human Resources     Corporation  since April  1996;  Senior Vice
                                    President   of  EJ  Brach   Corporation   (a
                                    confectioner) from 1988 until joining the Corporation.


There are no family relationships between the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

Item 2.  Properties.

       The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Ohio, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1998, these owned facilities included approximately 3,443,000 square feet of space utilized as follows: office space 327,000, manufacturing 1,847,000 and warehouse 1,269,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation also leases production facilities in Wisconsin, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Texas, Utah and Washington, as well as warehouse space in numerous locations. European production facilities located in Ireland, Scotland and The Netherlands are also leased. The total of all leased facilities contain approximately 2,859,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

       One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $1,790,000 as of January 2, 1999.

Item 3.  Legal Proceedings.

       The   Corporation   is  not  involved  in  any  material   pending  legal
proceedings, as defined by this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of January 2, 1999, approximately $127,162,000 of retained earnings was not restricted under these agreements.

       The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data.

       The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 is hereby incorporated herein by reference in response to this Item.

Item 7A.  Quantitative and Qualitative Discussion about Market Risk.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 is hereby incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data.

       The Consolidated Balance Sheets of the Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the related Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are hereby incorporated herein by reference in response to a portion of this Item.

       The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999 is hereby incorporated herein by reference in response to a portion of this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       The information under the captions "Election of Directors" and "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation.

       The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 13.  Certain Relationships and Related Transactions.

       The information under the subheading "Board of Directors-Certain Transactions" and under the subheading "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)    The following documents are filed as part of this report:

                                                PAGE REFERENCE

                                                                  ANNUAL REPORT
                                                      FORM 10-K  TO SHAREHOLDERS

     1.   Financial Statements:
          Report of Independent Public Accountants                    19
          Consolidated Balance Sheets
            January 2, 1999 and January 3, 1998                       20
          For the fiscal years ended January 2, 1999,
            January 3, 1998 and December 28, 1996:
              Consolidated Statements of Earnings                     21
               Consolidated Statements of Cash Flows                  22
               Consolidated Statements of
                 Shareholders' Investment                             23
          Notes to Consolidated Financial Statements                 24-32

     2.   Financial Statement Schedule:
          Report of Independent Public Accountants        14
          Schedule II - Valuation and Qualifying
              Accounts                                    15

          All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

     3.   Exhibits:

        3.(a)  Articles of Incorporation, as amended (1)
          (b)  Amendment to Bylaws
          (c)  Bylaws, as amended

        4.(a)  Note Purchase  Agreement  dated June 24,  1988(2)
          (b)  Promissory Note Agreement dated July 17, 1990(3)
          (c)  Rights Agreement dated October 29, 1991(4)
          (d)  Note Purchase and Private Shelf Agreement dated May 12, 1994(5)
          (e)  Amendment to Promissory Note Agreement dated July 17, 1990(6)
          (f) Note Purchase and Medium-term Note Agreement Dated November 2, 1995(7)

          [Note: The registrant has outstanding certain issues of industrial revenue bonds, none of which authorize the issuance of securities in an amount exceeding 10% of the registrant's consolidated assets The registrant hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10% of the registrant's consolidated assets.]

        *10.  (a)    Amended and Restated  Supplemental  Retirement Plan for Key
                     Employees(8)
              (b)    Amendment to Amended and Restated  Supplemental  Retirement
                     Plan for Key Employees(9)
              (c)    Form of Agreement with Gerald A. Henseler(10)
              (d)    Form of Agreement with Ronald D. Kneezel(11)
              (e)    Form  of  Agreements  with  Dennis  J.  Meyer  and  John E.
                     Tiffany(12)
              (f)    Agreement with Donald D. Belcher(13)
              (g)    1985  Deferred  Compensation  Plan  for Key  Employees,  as
                     amended and restated(14)
              (h)    1988  Deferred  Compensation  Plan  for Key  Employees,  as
                     amended and restated(15)
              (i)    Basic   Form   of    Deferred    Compensation    Agreements
                     under(pre-January 1994) 1985 and 1988 Deferred Compensation
                     Plans for Key Employees(16)
              (j)    Basic Form of Deferred  Compensation  under  (post-December
                     1993) 1988 Deferred Compensation plan for Key Employees(17)
              (k)    Deferred Compensation Plan for Directors, as amended(18)
              (l)    Revised Form of Indemnity  Agreements  with  Directors  and
                     Certain Officers(19)
              (m)    Executive Trust Agreement(20)
              (n)    Amendment to Executive Trust Agreement(21)
              (o)    1991 Stock Option Plan, as amended(22)
              (p)    Description of Supplemental Long-term Disability Plan(23)
              (q)    Letter Agreement with Donald D. Belcher(24)
              (r)    Agreement with Gerald A. Henseler(25)
              (s)    Banta   Corporation   1995  Equity   Incentive   Plan,   as
                     amended(26)
              (t)    Banta Corporation Director Stock Grant Plan(27)
              (u)    Economic Profit Incentive Compensation Plan (28)
              (v)    Economic Profit Long-term Incentive Compensation Plan (29)

         13. Portions of Annual Report to Shareholders for fiscal year ended January 2, 1999 that are incorporated by reference herein.

         21.         List of Subsidiaries.

         23.         Consent of Arthur Andersen LLP.

         27. Financial Data Schedule for the twelve month period ended January 2, 1999.


       * Exhibits 10(a) through 10(v) are management contracts or compensatory plans or arrangements. All documents incorporated herein by reference are filed with the Commission under File No. 0-6187

      (1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

      (2) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

      (3) Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

      (4) Exhibit No. 4.1 to the Form 8-K dated October 29, 1991 is hereby incorporated herein by reference.

      (5) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

      (6) Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

      (7) Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.

      (8) Exhibit No. 10(a) to Form 10-K for the year ended December 30, 1995 is hereby incorporated herein by reference.

      (9) Exhibit No. 10(b) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

      (10) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

      (11) Exhibit No. 10(k) to Form 10-K for the year ended December 31, 1988 is hereby incorporated herein by reference.

      (12) Exhibit No. 10(g) to Form 10-K for the year ended December 28, 1991 is hereby incorporated herein by reference.

      (13) Exhibit No. 10(b) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

      (14) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

      (15) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

      (16) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187

      (17) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

      (18) Exhibit No. 10(m) to Form 10-K for the year ended December 28, 1996 is hereby incorporated by reference.

      (19) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.

      (20) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

      (21) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

      (22) Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

      (23) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

      (24) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

      (25) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

      (26) Exhibit No.10(y) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

      (27) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

      (28) Exhibit No. 10(x) to Form 10-K for the year ended January 3, 1998 is hereby incorporated herein by reference.

      (29) Exhibit No. 10(y) to Form 10-K for the year ended January 3, 1998 is hereby incorporated herein by reference.


All documents incorporated herein by reference are filed with the Commission under File No. 0-6187

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Corporation during the quarter ended January 2, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 1, 1999.

                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED January 2, 1999, January 3, 1998 and December 28, 1996



                              DOLLARS IN THOUSANDS
                    ----------------------------------------

                      BALANCE,         ADDITIONS         CHARGES
                    BEGINNING OF       CHARGED TO           TO                              BALANCE,
                        YEAR            EARNINGS       RESERVE, NET         OTHER         END OF YEAR
                   --------------     ------------    -------------     ------------    ---------------


Reserve for
Doubtful
Receivables

  1998                      3,708            1,728            1,757          156 (1)              3,835
                      ===========     ============      ===========     ============       ============

  1997                      3,486            1,408            1,436           250(1)              3,708
                      ===========     ============      ===========     ============       ============

  1996                      3,414              889              817                0              3,486
                      ===========     ============      ============    ============       ============


       (1)    Consists of additions to the reserve related to acquisitions.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BANTA CORPORATION

DATE:    March 31, 1999           BY:  /s/ DONALD D. BELCHER
     ---------------------           ------------------------
                                      Donald D. Belcher, Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DONALD D. BELCHER                             March 31, 1999
---------------------                           ------------------
Donald D. Belcher, Chairman, President and
  Chief Executive Officer


/s/ GERALD A. HENSELER                            March 31, 1999
----------------------                          ------------------
Gerald A. Henseler, Executive Vice
  President, Chief Financial Officer,
  and Director


/s/ BERNARD S. KUBALE                             March 31, 1999
---------------------                           -----------------
Bernard S. Kubale, Director


/s/ JAMESON A. BAXTER                             March 31, 1999
---------------------                           ------------------
Jameson A. Baxter, Director


/s/ RICHARD L. GUNDERSON                          March 31, 1999
------------------------                        ------------------
Richard L. Gunderson, Director


/s/ JOHN F. BERGSTROM                             March 31, 1999
 --------------------                           ------------------
John F. Bergstrom, Director

                        BANTA CORPORATION File No. 0-6187
                      Form 10-K, Year Ended January 2, 1999

-/**                                  EXHIBIT INDEX
                                  ---------------------


Exhibit Number
--------------
   3(b)  Amendment to Bylaws

   3(c)  Bylaws, as amended

   13.  Annual Report to Shareholders for the fiscal year ended January 2, 1999

   21.  List of Subsidiaries

   23.  Consent of Arthur Andersen LLP

   27. Financial Data Schedule [EDGAR version only].