Form 10-Q
period 1999-04-03
BANTA CORP
filed 1999-05-18
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 3, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________to___________

Commission File Number 0-6187

                                BANTA CORPORATION
             (Exact name of registrant as specified on its charter)

         Wisconsin                                                   39-0148550
(State of other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                     54952
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       The registrant had outstanding on April 3, 1999, 27,574,609 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended April 3, 1999



                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION:

     Item 1 - Financial Statements

           Unaudited Consolidated Condensed Balance Sheets
              April 3, 1999 and January 2, 1999  ..............................3

           Unaudited Consolidated Condensed Statements of Earnings for
              the Three Months Ended April 3, 1999 and April 4, 1998 ..........4

           Unaudited Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended April 3, 1999 and April 4, 1998.......5

           Notes to Unaudited Consolidated Condensed
              Financial Statements ..........................................6-8

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................9-11

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk......11


PART II   OTHER INFORMATION AND SIGNATURES:

     Item 6 - Exhibits and Reports on Form 8-K................................12


Exhibit Index ................................................................13

 PART I  Item 1.  Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 (Dollars in thousands)
                                                              April 3, 1999   January 2, 1999
                                                              -------------   ---------------
ASSETS
------
Current Assets
     Cash and cash equivalents                                 $     28,118     $      26,584
     Receivables                                                    198,866           233,200
     Inventories                                                     77,474            74,724
     Other current assets                                            21,853            20,112
                                                               ------------     -------------
              Total Current Assets                                  326,311           354,620
                                                               ------------     -------------
Plant and Equipment                                                 772,486           758,440
Less: Accumulated Depreciation                                     (453,169)         (439,805)
                                                               ------------     -------------
Plant and Equipment, net                                            319,317           318,635
Other Assets                                                         21,851            20,989
Cost in Excess of Net Assets of Subsidiaries Acquired                74,391            75,722
                                                               ------------     -------------
                                                               $    741,870     $     769,966
                                                               ============     =============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities
     Short-term debt                                           $     33,865     $      36,140
     Accounts payable                                                90,127           107,649
     Accrued salaries and wages                                      23,150            25,085
     Other accrued liabilities                                       23,936            20,706
     Current maturities of long-term debt                            6,829              6,911
                                                               ------------     -------------
              Total Current Liabilities                            177,907            196,491
                                                               ------------     -------------
Long-term Debt                                                      120,573           120,628
Deferred Income Taxes                                                21,617            22,214
Other Non-Current Liabilities                                        21,235            20,702


Shareholders' Investment
     Preferred stock-$10 par value;
         authorized 300,000 shares; none issued                           0                 0
     Common stock-$.10 par value;
         Authorized 75,000,000 shares;
         27,574,609 and 28,260,957 shares issued
         and outstanding, respectively                                2,757             2,826
     Accumulated other comprehensive loss                            (4,699)           (2,308)
     Retained earnings                                              402,480           409,413
                                                               ------------     -------------
             Total Shareholders' Investment                         400,538           409,931
                                                               ------------     -------------
                                                               $    741,870     $     769,966
                                                               ============     =============


See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                             (Dollars in thousands, except per share amounts)
                                                            Three Months Ended
                                                  April 3, 1999                    April 4, 1998
                                                  -------------                    -------------

Net sales                                          $    309,286                     $    330,810
Cost of goods sold                                      247,591                          265,996
                                                   ------------                     ------------
     Gross earnings                                      61,695                           64,814
Selling and administrative expenses                      42,304                           43,500
                                                   ------------                     ------------
     Earnings from operations                            19,391                           21,314
Interest expense                                         (2,947)                          (2,918)
Other, net                                                 (432)                            (364)
                                                   ------------                     ------------
     Earnings before income taxes                        16,012                           18,032
Provision for income taxes                                6,300                            7,000
                                                   ------------                     ------------
     Net earnings                                  $      9,712                     $     11,032
                                                   ============                     ============

Basic earnings per share of common stock           $        .35                     $        .37
                                                   ============                     ============

Diluted earnings per share of common stock         $        .35                     $        .37
                                                   ============                     ============

Cash dividends per common share                    $        .14                     $        .13
                                                   ============                     ============


See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                        (Dollars in thousands)
                                                                           Three Months Ended
                                                                 April 3, 1999              April 4, 1998
                                                                 -------------              -------------
Cash Flows From Operating Activities
     Net earnings                                                $       9,712              $      11,032
     Depreciation and amortization                                      17,172                     16,533
     Deferred income taxes                                                (597)                       143
     Change in assets and liabilities:
         Decrease in receivables                                        34,334                      4,051
         Decrease in inventories                                         1,803                     11,992
         Increase in other current assets                               (1,741)                    (1,197)
         Decrease in accounts payable
              and accrued liabilities                                  (18,048)                    (2,315)
         Increase in other non-current assets                             (862)                      (872)
         Other, net                                                     (1,327)                      (663)
                                                                 -------------              -------------
              Cash provided from operating activities                   40,446                     38,704
                                                                 -------------              -------------


Cash Flows From Investing Activities
     Capital expenditures, net                                         (17,051)                   (16,392)
                                                                 -------------              -------------



Cash Flows From Financing Activities
     Repayment of short-term debt, net                                  (2,275)                   (13,175)
     Repayment of long-term debt                                          (137)                      (149)
     Dividends paid                                                     (3,950)                    (3,575)
     Proceeds from exercise of stock options                                55                      1,238
     Repurchase of common stock                                        (15,554)                    (3,232)
                                                                 -------------              -------------
              Cash used for financing activities                       (21,861)                   (18,893)
                                                                 -------------              -------------


Net increase in cash                                                     1,534                      3,419
Cash and cash equivalents at beginning of period                        26,584                     16,432
                                                                 -------------              -------------
              Cash and cash equivalents at end of period         $      28,118              $      19,851
                                                                 =============              =============


Cash payments for:
     Interest, net of amount capitalized                         $       2,035              $       3,123
     Income taxes                                                        1,373                      1,338



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

       In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 3, 1999, are not necessarily indicative of results that may be expected for the year ending January 1, 2000.

2)     Inventories

       The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Until the current fiscal year, approximately one-third of the Corporation's inventories were accounted for at cost determined on a last-in, first-out (LIFO) basis. Effective January 3, 1999, these operations changed to the FIFO method. The change in accounting principle was made to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior years' financial statements was made. Inventories include material, labor and manufacturing overhead.

       Inventory amounts at April 3, 1999 and January 2, 1999 were as follows:

                                                                       (Dollars in thousands)
                                                                 April 3, 1999            January 2, 1999
                                                                 -------------            ---------------
          Raw Materials and Supplies                              $     38,267             $       35,270
          Work-In-Process and Finished Goods                            39,207                     43,963
                                                                 -------------            ---------------
             FIFO value (current cost of all inventories)               77,474                     79,233
          LIFO reserve                                                       -                     (4,509)
                                                                 -------------            ---------------
             Net Inventories                                      $     77,474             $       74,724
                                                                 =============            ===============


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

       The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):


                                    April 3, 1999                 April 4, 1998
                                    -------------                 -------------
                  Basic                 27.9                           29.7
                  Diluted               27.9                           29.9


4)     Comprehensive Income

       Total comprehensive income, comprised of net income and other comprehensive income (loss), was $7,321,000 and $9,873,000 for the first quarter of 1999 and 1998, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)     Segment Information

       The Corporation operates in one primary business segment, print, with other business operations in turnkey services and healthcare products. Summarized segment data for the three months ended April 3, 1999 and April 4, 1998 are as follows:

           Dollars in thousands             Printing    All Other 1       Total
           ---------------------------------------------------------------------

           1999
           Net sales                        $236,420       $72,866     $309,286
           Intersegment sales                  1,301             4        1,305
           Earnings from operations           19,321         4,173       23,494

           1998
           Net sales                        $254,467       $76,343     $330,810
           Intersegment sales                    330           332          662
           Earnings from operations           21,223         4,465       25,688

           1 "All Other" includes the operations within turnkey services and healthcare products which have been aggregated.

       The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements:

                Dollars in thousands                      1999           1998

                Reportable segment earnings             $19,321        $21,223
                Other segment earnings                    4,173          4,465
                Unallocated corporate expenses           (4,103)        (4,374)
                Interest expense                         (2,947)        (2,918)
                Other income (expense)                     (432)          (364)
                                                        -------        -------
                Earnings before income taxes            $16,012        $18,032
                                                        =======        =======


6)     Subsequent Event

       On April 12, 1999, the Corporation announced a major profit-improvement program that targets revenue and earnings growth, increased efficiencies and enhanced shareholder returns. The program will result in a pretax restructuring charge of between $50 million and $55 million ($1.30-$1.40 per diluted share, after tax) to be recorded in the second quarter of 1999. The restructuring initiatives primarily involve the Corporation's print segment and include three facility closings and the elimination of certain underperforming business lines. These initiatives will result in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill.

       Actions within the print segment include the closing of the mailing and fulfillment facility in Berkeley, Illinois, the prepress facility in Charlotte, North Carolina and the printing plant in Kent, Washington. These closings and the related asset writedowns were primarily the result of volume shortfalls and continuing losses in 1999. Actions taken during 1998 improved operating results, but fell short of substantial improvement necessary to create profitability and create positive shareholder value. Initiatives within the turnkey services and healthcare products business operations primarily relate to the elimination or realignment of manufacturing capacity based on anticipated customer sourcing requirements.

       Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FINANCIAL CONDITION

       Liquidity and Capital Resources

       The Corporation's net working capital decreased by approximately $9.7 million during the first quarter of 1999 due to a reduction in the level of receivables offset in part by a decrease in payables. The decrease in receivables compared to the balance at January 2, 1999 was the result of seasonality in the Corporation's business and a continued emphasis on asset management. The decrease in payables compared to the balance at January 2, 1999 was primarily due to lower sales volume. Also during the first quarter of 1999, the Corporation repurchased approximately 689,000 shares of common stock at an aggregate purchase price of $15.6 million pursuant to its common stock repurchase program. Cash provided from operations funded these repurchases. Future stock repurchases will be funded by a combination of cash provided from operations and short-term borrowings, if necessary.

       Capital expenditures were $17.1 million during the first quarter of 1999, an increase of $0.7 million from the amount expended during the prior year first quarter. Capital requirements for the full year are expected to be approximately $90 million and will be funded by a combination of cash provided from operations and short-term borrowings. Long-term debt as a percentage of total capitalization remained consistent with the percentage at January 2, 1999.

       On April 12, 1999, the Corporation announced a major profit-improvement program that targets revenue and earnings growth, increased efficiencies and enhanced shareholder returns. The program will result in a pretax restructuring charge of between $50 million and $55 million to be recorded in the second quarter of 1999. The initiatives are expected to generate between $5 million and $7 million in cost savings during the second half of 1999 and savings for the years 2000 and forward of $18 million to $20 million annually. The restructuring initiatives primarily involve the Corporation's print segment and include three facility closings and the elimination of certain underperforming business lines. These initiatives will result in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. The cash portion of the charge is expected to be between $20 million and $25 million and will be funded by the cost savings from the restructuring initiatives.


       RESULTS OF OPERATIONS

       Net Sales

       Sales for the first quarter of 1999 were $21.5 million (7%) lower than the first quarter of 1998. The decrease in print segment sales was primarily due to lower volume in the educational book market and lower paper prices in the first quarter of 1999 as compared with the first quarter of 1998. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1998 levels, the Corporation's sales also decreased. Turnkey services sales were lower in the first quarter of 1999 compared to the prior year's first quarter due to the loss of low margin business from certain U.S. customers and lower material pass-through from the type of projects performed during the current year quarter. Healthcare products sales for the first quarter of 1999 were comparable to the prior year first quarter.

       Cost of Goods Sold

       Cost of goods sold as a percentage of sales decreased from 80.4% for the first quarter of 1998 to 80.1% for the first quarter of 1999. This overall margin gain was partially due to the decrease in paper sales since the sale of paper generally has lower margins than manufacturing sales. Margins within the turnkey services operations improved as a result of lower material pass-through, which essentially has no margin associated with the revenue.

       Selling and Administrative Expenses

       Selling and administrative expenses were $1.2 million lower for the first quarter of 1999 than for the first quarter of 1998. The decrease is essentially due to lower sales volume in the current year's first quarter compared to the prior year's quarter. Selling and administrative expenses as a percent of sales increased from 13.1% to 13.7% primarily as a result of the aforementioned lower sales volume.

       Interest Expense

       Interest expense for the first quarter of 1999 was comparable to the prior year first quarter.

       Income Taxes

       The Corporation's effective first quarter income tax rate for 1999 of 39.3% was slightly more than the 38.8% tax rate for 1998 partially due to a decrease in tax-free interest income earned in 1999 as compared to 1998.

       Other Matters

       During 1998, the Corporation completed an evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. It was determined that a significant portion of the Corporation's software was already year-2000 compliant. This evaluation also resulted in the development of detailed plans to replace certain software and to reprogram other software. The Corporation also implemented a program to confirm that business and manufacturing system hardware, control systems and software supplied by significant third party vendors is year-2000 ready. Although complete assurance cannot be given, management currently believes it is devoting the necessary resources to resolve all significant year-2000 issues, both Information Technology ("IT") and non-IT related, by mid-1999. The Corporation has nearly completed the audits and operational readiness testing as well as received certification of year-2000 readiness from significant third party vendors.

       The Corporation's contingency plan related to third party vendors is to identify additional suppliers and alternate sources for essential materials, primarily paper, in case one or more of its suppliers were not year-2000 ready. The majority of the Corporation's internal IT-related systems has either been replaced or is in the process of being replaced with year-2000 compliant systems. Accordingly, a contingency plan has not been developed for internal IT-related systems and is not currently considered necessary. The Corporation is continuing to test non-IT-related systems (HVAC, safety and security) and has developed a contingency plan.

       The risk of not being year-2000 compliant on a timely basis is that product shipments could potentially be delayed, which could have an adverse impact on, among other things, the Corporation's revenues and earnings. Additional resources, which cannot be accurately estimated at this time, would be required to process and fulfill customer orders.

       During 1998, the Corporation spent approximately $3.5 million to upgrade and replace its systems to ensure year-2000 readiness. The Corporation estimates it will incur additional costs of $3 to $4 million in 1999. The majority of the systems development costs will be capitalized.

       Cautionary Statements for Forward-Looking Information

       This document includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, seasonal or unanticipated changes in customer orders, pricing actions by competitors, success in the implementing the Corporation's recently announced revenue and margin enhancement program, unanticipated events relating to achieving year-2000 compliance, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative disclosure about Market Risk

       The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At April 3, 1999, the Corporation had notes payable outstanding aggregating $33.9 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $339,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is also considered immaterial.

                           PART II: OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits -

                            18 - Letter   regarding   change   in   accounting
                                  principles


                            27 - Financial Data Schedule (EDGAR version only)

              (b) No reports on Form 8-K were filed during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION


/S/GERALD A. HENSELER
Gerald A. Henseler
Executive Vice President, Chief Financial Officer and Treasurer


Date May 18, 1999

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended April 3, 1999

Exhibit Number
--------------

18     Letter regarding change in accounting principles

27     Financial Data Schedule (EDGAR version only)