Form 10-Q
period 1999-07-03
BANTA CORP
filed 1999-08-17
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 3, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to___________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on July 3, 1999, 27,172,961 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended July 3, 1999


                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION:

     Item 1-Financial Statements

            Unaudited Consolidated Condensed Balance Sheets
             July 3, 1999 and January 2, 1999...............................   3

            Unaudited Consolidated Condensed Statements of Earnings
             for the Three Months and Six Months Ended July 3, 1999
             and July 4, 1998...............................................   4

            Unaudited Consolidated Condensed Statements of Cash Flows
             for the Three Months and Six Months Ended July 3, 1999
             and July 4, 1998...............................................   5

            Notes to Unaudited Consolidated Condensed
             Financial Statements .......................................... 6-9

     Item 2-Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................10-12

     Item 3-Quantitative and Qualitative Disclosures about Market Risk......  13

PART II OTHER INFORMATION

     Item 4-Submission of Matters to a Vote of Security Holders.............  14
     Item 6-Exhibits and Reports on Form 8-K................................  14

Exhibit Index...............................................................  15

 PART I  Item 1.  Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                   July 3, 1999  January 2, 1999
                                                   ------------  ---------------
ASSETS
------
Current Assets
     Cash and cash equivalents                       $  19,264     $  26,584
     Receivables                                       206,084       233,200
     Inventories                                        78,179        74,724
     Other current assets                               20,307        20,112
                                                     ---------     ---------
            Total Current Assets                       323,834       354,620
                                                     ---------     ---------
Plant and Equipment                                    783,451       758,440
Less: Accumulated Depreciation                        (470,857)     (439,805)
                                                     ---------     ---------
Plant and Equipment, net                               312,594       318,635
Other Assets                                            21,066        20,989
Cost in Excess of Net Assets of
  Subsidiaries Acquired                                 60,622        75,722
                                                     ---------     ---------
                                                     $ 718,116     $ 769,966
                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities
     Short-term debt                                 $  37,601     $  36,140
     Accounts payable                                   97,699       107,649
     Accrued salaries and wages                         29,394        25,085
     Other accrued liabilities                          17,523        20,706
     Current maturities of long-term debt                8,423         6,911
                                                     ---------     ---------
            Total Current Liabilities                  190,640       196,491
                                                     ---------     ---------
Long-term Debt                                         117,123       120,628
Deferred Income Taxes                                   21,617        22,214
Other Non-Current Liabilities                           29,166        20,702

Shareholders' Investment
     Preferred stock-$10 par value;
         authorized 300,000 shares; none issued              0             0
     Common stock-$.10 par value;
         Authorized 75,000,000 shares;
         27,172,961 and 28,260,957 shares issued
         and outstanding, respectively                   2,717         2,826
     Accumulated other comprehensive loss               (6,045)       (2,308)
     Treasury stock, at cost                            (9,655)            0
     Retained earnings                                 372,553       409,413
                                                     ---------     ---------
            Total Shareholders' Investment             359,570       409,931
                                                     ---------     ---------
                                                     $ 718,116     $ 769,966
                                                     =========     =========


See accompanying notes to consolidated financial statements


                                                 BANTA CORPORATION AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                                                      (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended                     Six Months Ended

                                                           July 3, 1999      July 4, 1998        July 3, 1999      July 4, 1998
                                                           ------------      ------------        ------------      ------------
Net Sales                                                     $ 299,080         $ 316,000           $ 608,366         $ 646,810
Cost of goods sold                                              237,395           249,875             484,986           515,871
                                                              ---------         ---------           ---------         ---------
    Gross earnings                                               61,685            66,125             123,380           130,939
Selling and administrative expenses                              39,039            41,041              81,343            84,541
Restructuring Charge                                             55,000                 -              55,000                 -
                                                              ---------         ---------           ---------         ---------
    Earnings (loss) from operations                             (32,354)           25,084             (12,963)           46,398
Interest expense                                                 (2,852)           (2,769)             (5,799)           (5,687)
Other expense, net                                                 (321)             (421)               (753)             (785)
                                                              ---------         ---------           ---------         ---------
    Earnings (loss) before income taxes                         (35,527)           21,894             (19,515)           39,926
Provision (benefit) for income taxes                             (8,800)            8,500              (2,500)           15,500
                                                              ---------         ---------           ---------         ---------
    Net earnings (loss)                                       $ (26,727)         $ 13,394           $ (17,015)         $ 24,426
                                                              =========         =========           =========         =========

Basic earnings (loss) per share of common stock                 $ (0.97)           $ 0.45             $ (0.61)           $ 0.82
                                                              =========         =========           =========         =========

Diluted earnings (loss) per share of common stock               $ (0.97)           $ 0.45             $ (0.61)           $ 0.82
                                                              =========         =========           =========         =========
Cash dividends per common share                                  $ 0.14            $ 0.13              $ 0.28            $ 0.26
                                                              =========         =========           =========         =========



See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         (Dollars in thousands)
                                                            Six Months Ended
                                                      July 3, 1999  July 4, 1998
                                                      ------------  ------------
Cash Flows From Operating Activities
     Net earnings (loss)                                $  (17,015)   $  24,426
     Depreciation and amortization                          33,718       33,862
     Deferred income taxes                                    (597)      (1,291)
     Restructuring charge                                   55,000           --
     Restructuring charges paid                             (6,490)          --
     Change in assets and liabilities:
         Decrease in receivables                            26,216       31,248
         Decrease in inventories                               354       10,499
         Increase in other current assets                     (945)      (1,936)
         Decrease in accounts payable
            and accrued liabilities                        (22,153)     (29,733)
         Other, net                                           (398)        (640)
                                                       -----------    ---------
            Cash provided from operating activities         67,690       66,435
                                                       -----------    ---------

Cash Flows From Investing Activities
     Capital expenditures, net                             (33,974)     (31,831)
     Additions to long-term investments                     (8,095)      (1,572)
                                                       -----------    ---------
     Cash used for investing activities                    (42,069)     (33,403)

Cash Flows From Financing Activities
     Proceeds from (repayment of) short-term debt, net       1,461       (6,355)
     Repayment of long-term debt                            (1,993)      (6,133)
     Dividends paid                                         (7,809)      (7,442)
     Proceeds from exercise of stock options                   608        2,512
     Repurchase of common stock                            (25,208)     (12,998)
                                                       -----------    ---------
            Cash used for financing activities             (32,941)     (30,416)
                                                       -----------    ---------

Net (decrease) increase in cash                             (7,320)       2,616
Cash and cash equivalents at beginning of period            26,584       16,432
                                                       -----------    ---------
            Cash and cash equivalents at end of period  $   19,264    $  19,048
                                                       ===========    =========
Cash payments for:
     Interest, net of amount capitalized                $    4,901     $  6,802
     Income taxes                                            8,803       17,372



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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended July 3, 1999, are not necessarily indicative of results that may be expected for the year ending January 1, 2000.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Until the current fiscal year, approximately one-third of the Corporation's inventories were accounted for at cost determined on a last-in, first-out (LIFO) basis. Effective January 3, 1999, these operations changed to the FIFO method. The change in accounting principles was made to provide a better matching of revenue and expenses. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior years' financial statements was made. Inventories include material, labor and manufacturing overhead.

     Inventory amounts at July 3, 1999 and January 2, 1999 were as follows:

                                                       (Dollars in thousands)
                                                  July 3, 1999   January 2, 1999
                                                  ------------   ---------------
     Raw Materials and Supplies                     $ 39,088        $ 35,270
     Work-In-Process and Finished Goods               39,091          43,963
                                                   ---------        --------
     FIFO value (current cost of all inventories)     78,179          79,233
     LIFO reserve                                          -          (4,509)
                                                   ---------        --------
       Net Inventories                              $ 78,179        $ 74,724
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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                       Three Months Ended             Six Months Ended
                  --------------------------     ---------------------------
                  July 3, 1999  July 4, 1998     July 3, 1999   July 4, 1998
                  ------------  ------------     ------------   ------------
     Basic            27.4          29.7             27.7           29.7
     Diluted          27.4          29.9             27.7           29.9


4)   Comprehensive Income (Loss)

     Total  comprehensive  income (loss),  comprised of net earnings  (loss) and other comprehensive income (loss), was $(28,073,000) and $13,913,000 for the second quarter of 1999 and 1998, respectively. For the first half of 1999 and 1998, comprehensive income (loss) was $(20,752,000) and $23,786,000, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in one primary business segment, print, with other business operations in turnkey services and healthcare products. Summarized segment data for the three months ended July 3, 1999 and July 4, 1998 are as follows:

     Dollars in thousands               Printing      All Other1        Total
     ------------------------------------------------------------------------

     1999
     Net sales                          $226,780        $72,300      $299,080
     Intersegment sales                      834              0           834
     Loss from operations                (22,853)        (5,581)      (28,434)
     Earnings before restructuring        22,317          3,669        25,986

     1998
     Net sales                          $242,616        $73,384      $316,000
     Intersegment sales                    2,478             77         2,555
     Earnings from operations             23,342          5,653        28,995

     Summarized segment data for the six months ended July 3, 1999 and July 4, 1998 are as follows:

     Dollars in thousands               Printing      All Other1        Total
     ------------------------------------------------------------------------

     1999
     Net sales                          $463,200       $145,166      $608,366
     Intersegment sales                    2,135              4         2,139
     Loss from operations                 (3,532)        (1,408)       (4,940)
     Earnings before restructuring        41,638          7,842        49,480

     1998
     Net sales                          $497,083       $149,727      $646,810
     Intersegment sales                    2,808            409         3,217
     Earnings from operations             44,565         10,118        54,683


          1 "All Other" includes the operations within turnkey services and healthcare products which have been aggregated.


          The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and six months ended July 3, 1999 and July 4, 1998:


                                                Three Months Ended              Six Months Ended
     Dollars in thousands                 July 3, 1999    July 4, 1998    July 3, 1999    July 4,  1998
                                          ------------    ------------    ------------    -------------
     Reportable segment earnings (loss)      $(22,853)       $23,342        $ (3,532)       $44,565
     Other segment earnings (loss)             (5,581)         5,653          (1,408)        10,118
     Unallocated corporate expenses            (3,920)        (3,911)         (8,023)        (8,285)
     Interest expense                          (2,852)        (2,769)         (5,799)        (5,687)
     Other expense                               (321)          (421)           (753)          (785)
                                             --------        -------        --------        --------
     Earnings (loss) before income taxes     $(35,527)       $21,894        $(19,515)       $39,926
                                             ========        =======        ========        =======


6)   Restructuring Charge

     In the second quarter of 1999, the Corporation recorded a restructuring charge, including related asset writedowns, of $55.0 million ($38.5 million or $1.40 per diluted share, after tax). The restructuring primarily involves the Corporation's print segment and resulted in three facility closings and the elimination of certain underperforming business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill.

     Actions within the print segment resulted in restructuring charges of approximately $45.2 million and, most significantly, included the closure of the mailing and fulfillment facility in Berkeley, Illinois, the prepress facility in Charlotte, North Carolina and the printing plant in Kent, Washington. These closings and the related asset writedowns were primarily the result of volume shortfalls and unanticipated losses in early 1999. Although the Corporation had taken action during 1998 to improve operating results at these facilitates, these actions failed to result in the level of improvement necessary to create profitability and positive shareholder value. Initiatives within the turnkey services and healthcare products business operations resulted in restructuring charges of $9.3 million and primarily related to the elimination or realignment of manufacturing capacity to meet future customer sourcing requirements. The remaining portion of the charge (approximately $0.5 million) related to severance and other restructuring costs at the corporate headquarters.

     The cash and noncash elements of the restructuring charge approximate $24.1 million and $30.9 million, respectively. Details of the restructuring charge and second quarter activity are as follows (in thousands):

                                                             Original                     July 3, 1999
                                                              Charge         Used            Balance
                                                              ------         ----            -------
     Writedown of intangible assets, including goodwill     $ 15,600      $ (15,600)        $      -
     Writedown of tangible assets                             15,300        (15,300)               -
     Lease termination payments                               11,500           (945)          10,555
     Employee severance and termination benefit                8,300         (3,351)           4,949
     Other facility exit costs                                 4,300         (2,194)           2,106
                                                             -------      ---------          -------
                                                             $55,000      $ (37,390)        $ 17,610
                                                             =======      =========         ========

     For facilities to be closed or operations with manufacturing capacity eliminated, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The fair value for tangible assets written down approximates $3.4 million and was determined through internal manufacturing valuation studies. Considerable management judgement is applied in estimating fair value; accordingly, actual results could vary from such estimates. All intangible asset carrying values associated with the facility closings have been eliminated. As of July 3, 1999, cash outflows have been approximately $6.5 million and approximately 400 employees have separated from the Corporation. It is expected that the restructuring actions will be substantially completed by mid-year of 2000.

7)   Treasury Stock

     At July 3, 1999, the Corporation held 427,800 shares of its common stock in treasury. These shares were acquired during the second quarter of 1999 through the common stock repurchase program and may be reissued pursuant to the stock option plan or for other purposes.

     Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESTRUCTURING

     In the second quarter of 1999,  the  Corporation  recorded a  restructuring charge of $55.0 million ($38.5  million or $1.40 per diluted  share,  after tax). For additional details regarding the restructuring, see Note 6 of Notes to Unaudited Consolidated Condensed Financial Statements and "Restructuring Charge" below.


     RESULTS OF OPERATIONS

     Net Sales
     ---------
     Sales for the second quarter of 1999 were $16.9 million (5.4%) lower than the second quarter of 1998. The decrease in print segment sales was primarily due to lower paper prices in the second quarter of 1999 as compared with the second quarter of 1998 and lower volume in the trade book market. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1998 levels, the Corporation's sales also decreased. As a result of the facility closings related to the restructuring, second quarter sales were approximately $6.1 million lower than the prior year. Turnkey services sales were lower in the second quarter of 1999 compared to the prior year second quarter due to volume reductions from certain U.S. customers and lower material pass-through as compared with the type of projects performed during the current year quarter.

     Sales for the first half of 1999 were $38.4 million or 5.9% lower than for the first half of 1998. Trends in operating activity levels for the first two quarters of 1999 and the effect of the facility closings were similar to those described above for the second quarter.

     Cost of Goods Sold
     ------------------
     Cost of goods sold as a percentage of sales increased from 79.1% for the second quarter of 1998 to 79.4% for the second quarter of 1999. Costs associated with continued integration efforts within the healthcare products area and strong product launches in the prior year for turnkey services resulted in slightly lower overall margins in the 1999 quarter. Print segment margins increased slightly due to the decrease in paper sales since the sale of paper generally has lower margins than manufacturing sales.

     Cost of goods sold as a percentage of sales decreased slightly from 79.8% for the second half of 1998 to 79.7% for the second half of 1999. Margin improvements related to lower paper sales more than offset the lower margins in healthcare products and turnkey services.

     Selling and Administrative Expenses
     -----------------------------------
     Selling and administrative expenses were $2.0 million lower for the second quarter of 1999 than for the second quarter of 1998 and $3.2 million lower for the first half of 1999 as compared to the first half of 1998. The decrease is essentially due to lower sales volume in the current year compared to the prior year. Selling and administrative expenses as a percent of sales increased slightly for both the second quarter and the first half of 1999 primarily as a result of the lower material pass-through revenue.

     Restructuring Charge
     --------------------
     Earnings from operations for the second quarter of 1999 include a restructuring charge of $55.0 million. The restructuring initiatives primarily involve the Corporation's print segment and include three facility closings and the elimination of certain underperforming business lines. These initiatives will result in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. The initiatives are expected to generate between $5 million and $7 million in cost savings primarily during the second half of 1999 and savings for the years 2000 and beyond of $18 million to $20 million annually. The cash portion of the charge is approximately $24 million and will be funded by the cost savings from the restructuring initiatives.

     Interest Expense
     ----------------
     Interest expense for the both the second quarter and first half of 1999 was comparable to the second quarter and first half of 1998.

     Income Taxes
     ------------
     As indicated below, the Corporation's 1999 second quarter and first half effective income tax benefit was lower than the federal statutory rate due to certain nondeductible expenses related to the restructuring charge. Prior to the effect of the restructuring charge, the 1999 effective tax rate was 39.5% for the second quarter and first half. The increase is partially due to a decrease in tax-free interest income earned in 1999 as compared to 1998.

                                       Effective Tax Rate (Benefit)
                                        1999                1998
                                     ----------          ----------
             Second Quarter            (24.8)%             38.8%
             First Half                (12.8)%             38.8%

     FINANCIAL CONDITION

     Liquidity and Capital Resources

     The Corporation's net working capital decreased by approximately $24.9 million during the first half of 1999. Working capital was lower than the year-end balance due to higher accrued liabilities partially related to the restructuring charge. The decrease in receivables compared to the 1998 year-end balance was the result of seasonality in the Corporation's business and a continued emphasis on asset management. The decrease in payables compared to the 1998 year-end balances was primarily due to lower sales volume. Also, during the first half of 1999, the Corporation repurchased approximately 1.1 million shares of common stock at an aggregate purchase price of $25.2 million pursuant to its common stock repurchase program. Cash provided from operations funded these repurchases. Future stock repurchases, if any will be funded by a combination of cash provided from operations and short-term borrowings.

     During the second quarter of 1999, the Corporation acquired a 50 percent equity interest in a newly formed joint venture for approximately $5.8 million. The joint venture, Banta G. Imagen S. de R.L. de C.V., based in Queretaro, Mexico, provides a variety of products and services for the commercial print market.

     Capital expenditures were $34.0 million during the first half of 1999, an increase of $2.1 million from the amount expended during the prior year first half. Capital requirements for the full year are expected to be approximately $90 million and will be funded by a combination of cash provided from operations and short-term borrowings. Long-term debt as a percentage of total capitalization increased to 24.6% compared to 22.7% at year-end. The restructuring charge lowered total capitalization in the second quarter of 1999, which resulted in the higher percentage.


     OTHER MATTERS

     During 1998, the Corporation completed an evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. It was determined that a significant portion of the Corporation's software was already year-2000 compliant. This evaluation also resulted in the development of detailed plans to replace certain software and to reprogram other software. Banta also implemented a program to confirm that business and manufacturing system hardware, control systems and software supplied by significant third party vendors is year-2000 ready. Although complete assurance cannot be given, management currently believes it is devoting the necessary resources to resolve all significant year-2000 issues, both Information Technology ("IT") and non-IT related. The Corporation has nearly completed the audits and operational readiness testing as well as received certification of year-2000 readiness from significant third party vendors.

     The Corporation's contingency plan related to third party vendors is to identify additional suppliers and alternate sources for essential materials, primarily paper, in case one or more of its suppliers were not year-2000 ready. The majority of the Corporation's internal IT-related systems have been replaced with year-2000 compliant systems. Accordingly, a contingency plan has not been developed for internal IT-related systems and is not currently considered necessary. The Corporation is continuing to test non-IT-related systems (HVAC, safety and security) and has developed a contingency plan.

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

     Item 3.

     Qualitative and Quantitative disclosure about Market Risk

     The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At July 3, 1999, the Corporation had notes payable outstanding aggregating $37.6 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $376,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is also considered minimal.


     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This document includes forward-looking statements. Statements that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, success with operational start-ups, seasonal or unanticipated changes in customer orders, pricing actions by competitors, success in the implementation of the Corporation's restructuring (including, without limitation, the achievement of estimated cost savings), unanticipated events relating to achieving year-2000 compliance, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 27, 1999, all of the persons nominated as directors were elected for terms expiring at the 2000 annual meeting. The following table sets forth certain information with respect to such election:

                                                                 Shares
                                         Shares                Withholding
               Name                      Voted For              Authority
               ----                      ---------              ---------
             Jameson A. Baxter          20,507,416              184,813
             Donald D. Belcher          20,466,497              225,732
             John F. Bergstrom          20,497,763              194,466
             George T. Brophy           20,167,528              524,701
             Henry T. DeNero            20,511,419              180,810
             Richard L. Gunderson       20,500,140              192,089
             Gerald A. Henseler         20,488,480              203,749
             Bernard S. Kubale          20,356,379              335,850
             Raymond C. Richelsen       20,510,029              182,200
             Michael J. Winkler         20,509,459              182,770

          In addition, at the annual meeting, shareholders approved the Banta Corporation 1995 Equity Incentive Plan, as amended. With respect to such matter, the number of shares voted for and against was 18,871,163 and 1,697,214, respectively. The number of shares abstaining was 123,852. There were no shares subject to broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits -

                10.1 - 1995 Equity Incentive Plan, as amended
                10.2 - Form of Agreement with Ronald D. Kneezel
                10.3 - Form of Agreement with Dennis J. Meyer, John E. Tiffany and Henry M. Wells,  III
                10.4 - Key Management Retention Plan
                  27 - Financial Data Schedule (EDGAR version only)

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION


     /S/GERALD A. HENSELER
     ---------------------
     Gerald A. Henseler
     Executive Vice President, Chief Financial Officer and Treasurer

     Date  August 17, 1999
           ---------------

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended July 3, 1999

     Exhibit Number      Description
     --------------      -----------

     10.1      -         1995 Equity Incentive Plan, as amended
     10.2      -         Form of Agreement with Ronald D. Kneezel
     10.3      -         Form of Agreement with Dennis J. Meyer, John E.
                          Tiffany and Henry M. Wells, III
     10.4      -         Key Management Retention Plan
     27        -         Financial Data Schedule (EDGAR version only)