Form 10-Q
period 1999-10-02
BANTA CORP
filed 1999-11-16
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 1999
                                    ---------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to___________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

Wisconsin                                                             39-0148550
---------                                                             ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
-----------------------------------                                        -----
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code: (920) 751-7777
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on October 2, 1999, 26,591,005 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended October 2, 1999


                                      INDEX
                                      -----

                                                                     Page Number
PART I  FINANCIAL INFORMATION:

     Item 1 - Financial Statements

               Unaudited Consolidated Condensed Balance Sheets
               October 2, 1999 and January 2, 1999..........................   3

               Unaudited Consolidated Condensed Statements of Earnings
               for the Three Months and Nine Months  Ended  October 2,
               1999 and October 3, 1998.....................................   4

               Unaudited  Consolidated  Condensed  Statements  of Cash
               Flows for the Nine  Months  Ended  October  2, 1999 and
               October 3, 1998..............................................   5

               Notes to Unaudited Consolidated Condensed Financial
               Statements................................................... 6-9

     Item 2  - Management's  Discussion  and  Analysis  of  Financial
               Condition and Results of Operations........................ 10-12

     Item 3 -  Quantitative  and Qualitative  Disclosures
               about Market Risk...........................................   13


PART II  OTHER INFORMATION AND SIGNATURES:

     Item 6 -  Exhibits and Reports on Form 8-K............................   14

Exhibit Index...............................................................  15

PART I Item 1.  Financial Statements

                                 BANTA CORPORATION AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                                               (Dollars in thousands)
                                                       October 2, 1999       January 2, 1999
                                                       ---------------       ---------------
ASSETS
------
Current Assets
     Cash and cash equivalents                               $  31,218             $  26,584
     Receivables                                               231,511               233,200
     Inventories                                                84,384                74,724
     Other current assets                                       23,321                20,112
                                                             ---------             ---------
              Total Current Assets                             370,434               354,620
                                                             ---------             ---------
Plant and Equipment                                            797,420               758,440
Less: Accumulated Depreciation                                (474,770)             (439,805)
                                                             ---------             ---------
Plant and Equipment, net                                       322,650               318,635
Other Assets                                                    23,369                20,989
Cost in Excess of Net Assets of Subsidiaries Acquired           60,212                75,722
                                                             ---------             ---------
                                                             $ 776,665             $ 769,966
                                                             =========             =========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities
     Short-term debt                                         $  63,375             $  36,140
     Accounts payable                                          124,550               107,649
     Accrued salaries and wages                                 30,110                25,085
     Other accrued liabilities                                  15,930                20,706
     Current maturities of long-term debt                        6,926                 6,911
                                                             ---------             ---------
              Total Current Liabilities                        240,891               196,491
                                                             ---------             ---------
Long-term Debt                                                 115,245               120,628
Deferred Income Taxes                                           28,544                22,214
Other Non-Current Liabilities                                   30,593                20,702


Shareholders' Investment
     Preferred stock-$10 par value;
         authorized 300,000 shares; none issued                      0                     0
     Common stock-$.10 par value;
         Authorized 75,000,000 shares;
         27,649,305 and 28,260,957 shares issued                 2,765                 2,826
     Accumulated other comprehensive loss                       (4,704)               (2,308)
     Treasury stock, at cost                                   (23,909)                    0
     Retained earnings                                         387,240               409,413
                                                             ---------             ---------
             Total Shareholders' Investment                    361,392               409,931
                                                             ---------             ---------
                                                             $ 776,665             $ 769,966
                                                             =========             =========

See accompanying notes to consolidated financial statements

                                                 BANTA CORPORATION AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                                                          (Dollars in thousands, except per share amounts)

                                                                      Three Months Ended                 Nine Months Ended

                                                              October 2, 1999  October 3, 1998   October 2, 1999    October 3, 1998
                                                              ---------------  ---------------   ---------------    ---------------
Net Sales                                                         $ 331,572        $ 343,681         $ 939,938          $ 990,491
Cost of goods sold                                                  259,324          272,942           744,310            788,813
                                                                  ---------        ---------         ---------          ---------
    Gross earnings                                                   72,248           70,739           195,628            201,678
Selling and administrative expenses                                  39,952           42,451           121,295            126,992
Restructuring Charge                                                      -                -            55,000                  -
                                                                  ---------        ---------         ---------          ---------
    Earnings from operations                                         32,296           28,288            19,333             74,686
Interest expense                                                     (2,996)          (2,278)           (8,795)            (7,965)
Other expense, net                                                     (562)             420            (1,315)              (365)
                                                                  ---------        ---------         ---------          ---------
    Earnings before income taxes                                     28,738           26,430             9,223             66,356
Provision for income taxes                                           11,200           10,200             8,700             25,700
                                                                  ---------        ---------         ---------          ---------
    Net earnings                                                  $  17,538        $  16,230         $     523          $  40,656
                                                                  =========        =========         =========          =========
Basic earnings per share of common stock                          $    0.65        $    0.55         $    0.02          $    1.37
                                                                  =========        =========         =========          =========
Diluted earnings per share of common stock                        $    0.65        $    0.55         $    0.02          $    1.37
                                                                  =========        =========         =========          =========
Cash dividends per common share                                   $    0.14        $    0.13         $    0.42          $    0.39
                                                                  =========        =========         =========          =========



See accompanying notes to consolidated financial statements.

                                           BANTA CORPORATION AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            (Dollars in thousands)
                                                                              Nine Months Ended
                                                                  October 2, 1999            October 3, 1998
                                                                  ---------------            ---------------
Cash Flows From Operating Activities
     Net earnings                                                     $     523                  $  40,656
     Depreciation and amortization                                       51,157                     51,797
     Deferred income taxes                                                6,330                        922
      Gain on Sale of Building                                                -                       (870)
      Restructuring Charge                                               55,000                          -
      Restructuring Charges Paid                                        (10,155)                         -
     Change in assets and liabilities:
         Decrease (increase) in receivables                                 789                    (13,863)
         (Increase) decrease in inventories                              (5,851)                    10,136
         Increase in other current assets                                (3,959)                    (2,454)
         Increase (decrease) in accounts payable
              and accrued liabilities                                    11,387                     (6,075)
         Other, net                                                      (1,809)                     2,012
                                                                      ---------                  ---------
              Cash provided from operating activities                   103,412                     82,261
                                                                      ---------                  ---------


Cash Flows From Investing Activities
     Capital expenditures, net                                          (60,780)                   (43,790)
       Acquisition of businesses, net of cash acquired                        -                     (2,354)
       Proceeds from sale of building, net                                    -                      4,625
     Additions to long-term investments                                 (10,398)                    (3,128)
                                                                      ---------                  ---------
              Cash used for investing activities                        (71,178)                   (44,647)
                                                                      ---------                  ---------

Cash Flows From Financing Activities
     Proceeds from short-term debt, net                                  27,235                     10,665
     Repayment of long-term debt                                         (5,368)                    (7,296)
     Dividends paid                                                     (11,613)                   (11,273)
     Proceeds from exercise of stock options                              1,608                      3,326
     Repurchase of common stock                                         (39,462)                   (29,185)
                                                                      ---------                  ---------
              Cash used for financing activities                        (27,600)                   (33,763)
                                                                      ---------                  ---------

Net increase in cash                                                      4,634                      3,851
Cash and cash equivalents at beginning of period                         26,584                     16,432
                                                                      ---------                  ---------
              Cash and cash equivalents at end of period              $  31,218                  $  20,283
                                                                      =========                  =========

Cash payments for:
     Interest, net of amount capitalized                              $   7,770                  $   8,107
     Income taxes                                                        12,273                     26,166



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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended October 2, 1999, are not necessarily indicative of results that may be expected for the year ending January 1, 2000.

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

     Inventory amounts at October 2, 1999 and January 2, 1999 were as follows:

                                                       (Dollars in thousands)
                                                 October 2, 1999 January 2, 1999
                                                 --------------- ---------------
     Raw Materials and Supplies                         $ 45,641       $ 35,270
     Work-In-Process and Finished Goods                   38,743         43,963
                                                        --------       --------
      FIFO value (current cost of all inventories)        84,384         79,233
     LIFO reserve                                              -         (4,509)
                                                        --------       --------
      Net Inventories                                   $ 84,384       $ 74,724
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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                      Three Months Ended               Nine Months Ended
              --------------------------------  --------------------------------
              October 2, 1999  October 3, 1998  October 2, 1999  October 3, 1998
              ---------------  ---------------  ---------------  ---------------
     Basic          27.0             29.3             27.5             29.6
     Diluted        27.1             29.4             27.5             29.7


4)   Comprehensive Income

     Total comprehensive income, comprised of net earnings and other comprehensive income (loss), was $18,879,000 and $18,883,000 for the third quarter of 1999 and 1998, respectively. For the three quarters of 1999 and 1998, comprehensive income (loss) was $(1,873,000) and $42,669,000 respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


5)   Segment Information

     The Corporation operates in one primary business segment, print, with other business operations in turnkey services and healthcare products. Summarized segment data for the three months ended October 2, 1999 and October 3, 1998 are as follows:

         Dollars in thousands             Printing    All Other1         Total
         ----------------------------------------------------------------------

         1999
         Net sales                        $247,233       $84,339      $331,572
         Intersegment sales                  1,334           136         1,470
         Earnings from operations           28,110         7,987        36,097

         1998
         Net sales                        $264,890       $78,791      $343,681
         Intersegment sales                  2,117           195         2,312
         Earnings from operations           26,820         5,665        32,485

     Summarized segment data for the nine months ended October 2, 1999 and October 3, 1998 are as follows:

         Dollars in thousands             Printing    All Other1         Total
         ----------------------------------------------------------------------

         1999
         Net sales                        $710,433      $229,505      $939,938
         Intersegment sales                  3,469           140         3,609
         Earnings from operations           24,578         6,579        31,157
         Earnings before restructuring      69,748        15,829        85,577

         1998
         Net sales                        $762,756      $227,735      $990,491
         Intersegment sales                  4,925           604         5,529
         Earnings from operations           71,385        15,783        87,168

         1 "All Other" includes the operations within turnkey services and healthcare products which have been aggregated.

          The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and nine months ended October 2, 1999 and October 3, 1998:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------
         Dollars in thousands                October 2, 1999   October 3, 1998  October 2, 1999   October 3, 1998
                                              ---------------   ---------------  ---------------   ---------------
         Reportable segment earnings                 $28,110           $26,820          $24,578           $71,385
         Other segment earnings                        7,987             5,665            6,579            15,783
         Unallocated corporate expenses               (3,801)           (4,197)         (11,824)          (12,482)
         Interest expense                             (2,996)           (2,278)          (8,795)           (7,965)
         Other income (expense)                         (562)              420           (1,315)             (365)
                                                     -------           -------           ------           -------
         Earnings before income taxes                $28,738           $26,430           $9,223           $66,356
                                                      ======           =======           ======           =======

6)   Restructuring Charge

     In the second quarter of 1999, the Corporation recorded a restructuring charge, including related asset writedowns, of $55.0 million ($38.5 million or $1.40 per diluted share, after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain underperforming business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill.

     Actions within the print segment resulted in restructuring charges of approximately $45.2 million and, most significantly, included the closure of the mailing and fulfillment facility in Berkeley, Illinois, the prepress facility in Charlotte, North Carolina and the printing plant in Kent, Washington. These closings and the related asset writedowns were primarily the result of volume shortfalls and unanticipated losses in early 1999. Although the Corporation had taken action during 1998 to improve operating results at these facilities, these actions failed to result in the level of improvement necessary to create profitability and positive shareholder value. Initiatives within the turnkey services and healthcare products business operations resulted in restructuring charges of $9.3 million and primarily related to the elimination or realignment of manufacturing capacity to meet future customer sourcing requirements. The remaining portion of the charge (approximately $0.5 million) related to severance and other restructuring costs at the corporate headquarters.

     The cash and noncash elements of the restructuring charge approximate $24.1 million and $30.9 million, respectively. Details of the restructuring charge are as follows (in thousands):

                                                               Original                  October 2, 1999
                                                                Charge       Used            Balance
                                                                ------       ----            -------
     Writedown of intangible assets, including goodwill       $ 15,600    $ (15,600)        $      -
     Writedown of tangible assets                               15,300      (15,300)               -
     Lease termination payments                                 11,500       (2,555)           8,945
     Employee severance and termination benefit                  8,300       (5,646)           2,654
     Other facility exit costs                                   4,300       (1,954)           2,346
                                                              --------    ---------         --------
                                                              $ 55,000    $ (41,055)        $ 13,945
                                                              ========    =========         ========

     For facilities to be closed or operations with manufacturing capacity eliminated, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The fair value for tangible assets written down approximates $3.4 million and was determined through internal manufacturing valuation studies. Considerable management judgement is applied in estimating fair value, accordingly; actual results could vary from such estimates. All intangible asset carrying values associated with the facility closings have been eliminated. As of October 2, 1999, cash outflows have been approximately $10.2 million and approximately 500 employees have separated from the Corporation. It is expected that the restructuring actions will be substantially completed by mid-year of 2000.


7)   Treasury Stock

     At October 2, 1999, the Corporation held 1,058,300 shares of its common stock in treasury. These shares were acquired during the second and third quarters of 1999 through the common stock repurchase program and may be reissued pursuant to the Corporation's stock option plans or for other purposes.

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


RESULTS OF OPERATIONS

Net Sales
---------

Sales for the third quarter of 1999 were $12.1 million (3.5%) lower than the third quarter of 1998. Of the decrease, approximately $9 million related to lost revenue from the three facilities closed in the restructuring. The decrease in print segment sales was also due to lower paper prices in the third quarter of 1999 as compared with the third quarter of 1998. The cost of paper is generally passed on to the Corporation's customers and, as a result, as paper prices decreased from 1998 levels, the Corporation's sales also decreased. These decreases were partially offset by sales growth within the special interest publication and educational sectors during the current year third quarter.

Year-to-date sales for 1999 were $50.6 million or 5.1% lower than the prior year. Trends in operating activity levels for the first three quarters of 1999 and the effect of the facility closings were similar to those described above for the third quarter.

Cost of Goods Sold
------------------

Cost of goods sold as a percentage of sales decreased from 79.4% for the third quarter of 1998 to 78.2% for the third quarter of 1999. Within the print segment, margins improved during the current year third quarter due to the positive effects of the second quarter restructuring initiatives, increased utilization of production facilities and the result of lower paper sales which generally have lower margins than manufacturing sales. Turnkey services margins improved for the third quarter of 1999 compared to the prior year quarter as a result increased utilization and lower material content included in sales. Third quarter 1999 margins for healthcare products were slightly lower compared to the prior year quarter due to costs associated with systems integration efforts.

Cost of goods sold as a percentage of sales decreased slightly from 79.6% for the first three quarters of 1998 to 79.2% for the first three quarters of 1999. This improvement resulted from the same factors that impacted the third quarter.

Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses were $2.5 million lower in the third quarter of 1999 than for the third quarter of 1998 and $5.7 million lower in the first three quarters of 1999 as compared to the first three quarters of 1998. The decrease is essentially due to lower sales volume in the current year compared to the prior year and cost containment efforts related to the second quarter restructuring initiatives.

Restructuring Charge
--------------------

Year-to-date earnings from operations for 1999 include a second quarter restructuring charge of $55.0 million. The restructuring initiatives primarily involved the Corporation's print segment and included three facility closings and the elimination of certain underperforming business lines. These initiatives will result in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. The initiatives are expected to generate between $5 million and $7 million in cost savings primarily during the second half of 1999 and savings for the years 2000 and beyond of $18 million to $20 million annually. The cash portion of the charge is approximately $24.1 million and will be funded by the cost savings from the restructuring initiatives.

Interest Expense
----------------

Interest expense was $718,000 higher in the third quarter of 1999 than in the third quarter of 1998 and $830,000 higher for the first three quarters of 1999 as compared with the first three quarters of 1998. The increase was primarily due to increased debt levels to support the common stock repurchase program, capital expenditures and additions to long-term investments.

Income Taxes
------------

Prior to the effect of the restructuring charge, the Corporation's effective income tax rate for the first three quarters of 1999 was slightly higher as indicated in the table below. The increase is partially due to a decrease in the amount of tax-free interest income earned in 1999 as compared to 1998.

                               Effective Tax Rate
                                             1999              1998
                                         -------------     --------------

               Third Quarter                 39.0%             38.6%
               First Three Quarters          39.2%             38.7%

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

The Corporation's net working capital decreased by approximately $28.6 million during the first three quarters of 1999. Working capital was lower than the year-end balance due to higher accrued liabilities partially related to the 1999 second quarter restructuring charge. Short-term borrowings increased $27 million compared to the 1998 year-end balance. This increase was primarily due to the
1.7 shares of common stock repurchased at an aggregate purchase price of approximately $40 million. These repurchases were also funded with cash provided from operations. Future stock repurchases, if any will continue to be funded by a combination of cash provided from operations and short-term borrowings.

Capital expenditures were $60.8 million during the first three quarters of 1999, an increase of $17.1 million from the amount expended during the prior's year first three quarters. This increase was primarily due to the construction of a fulfillment and distribution center in Harrisonburg, Va. related to the 10-year contract with publisher IDG Books Worldwide and for the newly constructed Houston facility related to the recently announced contract with Compaq.

Capital requirements for the full year are expected to be approximately $100 million and will be funded by a combination of cash provided from operations and short-term borrowings. Long-term debt as a percentage of total capitalization increased to 24.2% compared to 22.7% at year-end. The combination of the restructuring charge recorded in the second quarter of 1999 and the effect of the share repurchase program has resulted in the higher percentage.


OTHER MATTERS

During 1998, the Corporation completed an evaluation of its computer software to determine its ability to handle dates beginning with the year 2000. It was determined that a significant portion of the Corporation's software was already year-2000 compliant. This evaluation also resulted in the development of detailed plans to replace certain software and to reprogram other software. The Corporation also implemented a program to confirm that business and manufacturing system hardware, control systems and software supplied by significant third party vendors is year-2000 ready. Although complete assurance cannot be given, management currently believes it has devoted the necessary resources to resolve all significant year-2000 issues, both Information Technology ("IT") and non-IT related. The Corporation has essentially completed the audits and operational readiness testing as well as received certification of year-2000 readiness from significant third party vendors.

The Corporation's contingency plan related to third party vendors has been to identify additional suppliers and alternate sources for essential materials, primarily paper, in case one or more of its suppliers were not year-2000 ready. The majority of the Corporation's internal IT-related systems have been replaced with year-2000 compliant systems. Accordingly, a contingency plan has not been developed for internal IT-related systems and is not considered necessary. The Corporation continues to test non-IT-related systems (HVAC, safety and security) and has developed a contingency plan.

The risk of not being year-2000 compliant on a timely basis is that product shipments could potentially be delayed, which could have an adverse impact on, among other things, the Corporation's revenues and earnings. Additional resources, which cannot be accurately estimated at this time, would be required to process and fulfill customer orders.

During 1998, the Corporation spent approximately $3.5 million to upgrade and replace its systems to ensure year-2000 readiness. Through the first three quarters of 1999, the Corporation has spent approximately $4 million. The majority of the systems development costs will be capitalized.

Item 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At October 2, 1999, the Corporation had notes payable outstanding aggregating $63.4 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $634,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is also considered minimal.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Corporation's products, changes in raw material costs and availability, success with operational start-ups, seasonal or unanticipated changes in customer orders, pricing actions by competitors, success in the implementation of the Corporation's restructuring (including, without limitation, the achievement of estimated cost savings), unanticipated events relating to achieving year-2000 compliance, unexpected changes in the timing of capital expenditures and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

BANTA CORPORATION


/S/GERALD  A.  HENSELER
-----------------------
Gerald A.  Henseler
Executive  Vice  President,  Chief
Financial Officer and Treasurer


Date: November 15, 1999
      -----------------

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended October 2, 1999

Exhibit Number
--------------

27       Financial Data Schedule (EDGAR version only)