Form 10-K405
period 2000-01-01
BANTA CORP
filed 2000-03-31
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2000

                                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                         39-0148550
-----------------------------------------                  ---------------------
      (State or other jurisdiction                             (IRS Employer
    of incorporation or organization)                           I.D. Number)

   225 Main Street, Menasha, Wisconsin                             54952
-----------------------------------------                  ---------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (920) 751-7777 Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
           Title of Each Class                             On Which Registered
     -------------------------------                     -----------------------
      Common Stock, $.10 par value                       New York Stock Exchange
     Rights to Purchase Common Stock                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 2000: $455,561,000.

     Number  of  shares  of  common  stock  outstanding  as of  March  3,  2000:
25,398,503.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)  Annual  Report  to  Shareholders   for  the  year  ended  January  1,  2000
     (incorporated into Parts I and II).

(2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 25, 2000 (incorporated into Part III).

                                     PART I

Item 1.   Business.

General.

          Banta Corporation (the "Corporation" or "Banta"), together with its subsidiaries, is one of the largest printing organizations in the United States, providing a broad range of printing and digital imaging services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin, 54952. The Corporation had a total of approximately 7,200 employees at the end of fiscal 1999.

          The Corporation operates in two primary business segments, print and turnkey services, with other business operations in healthcare products. The print segment provides products, including digital imaging, and services to publishers of educational and general books, special interest magazines, and is a supplier of direct marketing materials and consumer and business catalogs. The turnkey services segment provides supply-chain management, product assembly, fulfillment and product localization services primarily to technology companies in the U.S. and Europe. Healthcare products is primarily engaged in the production of disposable products used in outpatient clinics, dental offices and hospitals. Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 includes further information on the Corporation's business segments.

          At the end of fiscal 1999, the Corporation's operations were conducted at 35 production facilities in the United States located in Wisconsin, Minnesota, California, Connecticut, Florida, Georgia, Illinois, Massachusetts, Missouri, Ohio, Texas, Utah, Virginia and Washington and at five European production facilities located in Ireland, Scotland and The Netherlands.

          In the second quarter of 1999, the Corporation recorded a $55.0 million restructuring charge ($38.5 million or $1.40 per diluted share, after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings, the elimination of certain underperforming business assets and a work force reduction of nearly 9%. These closings and the related asset writedowns resulted from the Corporation's decision to exit non-strategic businesses and discontinue activities that management determined were unlikely to deliver future acceptable profitability and shareholder value. Targeted objectives of the restructuring included earnings growth, increased efficiencies and enhanced shareholder returns. The Corporation achieved its cost-saving objectives for 1999 and expects substantial benefits to continue in 2000.

          The following table sets forth the approximate percentage of printing segment net sales contributed by each class of similar products and services which accounted for ten percent or more of printing segment net sales for any of the last three fiscal years.

                                     1999         1998        1997
                                     ----         ----        ----

          Books                       29%          29%         30%

          Direct Marketing            24           25          25

          Catalogs                    23           24          23

          Magazines                   17           16          14

          Other                        7            6           8
                                   --------     --------    --------

                    TOTAL            100%         100%        100%
                                   ========     ========    ========


          During 1999, the Corporation acquired a 50 percent equity interest in a newly formed joint venture, Banta G. Imagen S. de R.L. de C.V., based in Queretaro Mexico, which provides a variety of products and services for the commercial print market. The purchase price paid for the interest in the joint venture was not material to the Corporation.

          This document includes forward-looking statements. Statements that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customer order patterns or demand for the Corporation's products, changes in raw material costs and availability, success with operational start-ups, pricing actions by competitors, success in the implementation of the Corporation's plan to enhance revenues and margins, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Customers.

          The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its customers. Production agreements covering one to three years are, however, more frequent for turnkey services, magazine and catalog production. In addition to these production agreements, the Corporation entered into three significant long-term contracts during 1999. In October, the Corporation announced a five-year agreement with Compaq Computer having a total revenue range of $600 million to $800 million. Under this contract, Banta will configure, test and distribute worldwide Compaq's hard drives, which are used in mid-range and high-end servers typically found in information technology centers. Banta opened a 260,000-square-foot complex in Houston, Texas to serve North America. Additional locations will be in Ireland and Singapore in connection with the Compaq contract. In January 1999, the Corporation announced a 10-year, $100 million contract with IDG Books Worldwide, Inc. ("IDGB") to provide printing services and advanced systems and technologies for order fulfillment and distribution. To meet this requirement, Banta constructed a 250,000-square-foot, state-of-the-art distribution center in Harrisonburg, Virginia, which will be dedicated to the distribution of all IDGB products. The Corporation also entered into a five-year, multimillion-dollar agreement to print and distribute ProBook catalogs for The Home Depot.

          Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 25%, 29% and 27% of net sales during 1999, 1998, and 1997, respectively. No customer accounted for more than 10% of the Corporation's net sales in 1999, 1998, or 1997. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

Backlog.

          The Corporation is primarily a manufacturing services company and provides its customers with printing, converting and other services. Lead time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors including cyclical paper availability. Backlogs would be expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available.

Markets Served.

          Set  forth  below  is  a  description  of  the  primary   markets  the
Corporation serves:

     o    Books

          The Corporation prints consumable elementary and high school workbooks and other products for publishers of educational and general book markets including textbooks (primarily soft cover), testing materials and paperbound books. Print opportunities in the consumable educational workbook market have decreased during the last several years as publisher consolidations have resulted in fewer companies offering educational products. Additionally, the effort to improve the nation's educational system has prompted schools to invest portions of their curriculum budget in alternate teaching methods. Some of these efforts have replaced consumable workbooks with other instructional materials including non-print services. A strong textbook adoption period is projected for years 2000 and 2001, providing additional revenue opportunities from publishers who participate in the state textbook adoption program.

          At the end of 1999, the Corporation had two facilities serving the computer equipment and software industry's print manuals, both of which use offset printing and high speed photocopying. In conjunction with the Corporation's second quarter 1999 restructuring, the Kent, Washington facility which served this market, was closed primarily due to the replacement of print documentation with CD-ROM and online documentation. Remaining Banta operations serving the software and documentation markets continue to reinforce their sales efforts toward other publishers who utilize formats that fit the Corporation's existing equipment, including self-help instructional books and other soft cover products.

         The Corporation's book units also produce multimedia products for educational and other publishers. Services include project management, assembly, fulfillment and distribution of customer products.

     o    Direct Marketing

          Printed   materials  for  direct  marketing   customers  are  provided
primarily by three plants. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Over the past several years, the Corporation has invested in imaging equipment which personalizes direct mail pieces at press speeds. Banta believes that this capability is important to its customers. With the closing of the facility in Berkeley, Illinois, in conjunction with the 1999 second quarter restructuring, the Corporation currently performs only limited mailing and fulfillment services for its direct marketing customers.

     o    Catalogs

          Two of the Corporation's facilities produce catalogs primarily for the consumer, business-to-business, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services are provided by various operating units of the Corporation, including computerized mail distribution planning systems. The provision of these services assist the Corporation's customers in minimizing postage costs and are an integral part of catalog printing services.

     o    Magazines

          The Corporation's three plants serving the magazine market print, sort and mail magazines representing more than 750 different titles. These magazines include primarily short-to-medium run publications (usually less than 350,000 copies) which are generally distributed to subscribers by mail. The Corporation's magazine customers are primarily publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing lists and distribution services.

     o    Turnkey

          The Corporation's product offerings in its turnkey market classification include supply-chain management, manufacturing, procurement, packaging, assembly and worldwide distribution services for computer software publishers, as well as manufacturers of computer hardware and consumer electronics primarily in the United States and Europe. These facilities also perform computer disk replication, product packaging and distribution.

     o    Healthcare Products

          One of the Corporation's operating units, Banta Healthcare Products, Inc. (BHP), converts poly film and paper into single-use products for the healthcare and food service industries. In addition, BHP extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include plastic garment covers, examination gowns, stretcher sheets, and examination table paper and pillow covers. During 1999, business alliances were formed in Europe, Canada, Latin America and the Far East, opening access to product sourcing opportunities and to international distribution.

     o    Digital Imaging

          Prepress services are provided by several of the Corporation's facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The
Corporation  also  offers  multiple  graphic  communication   solutions  to  its
customers.

          The Corporation's Digital Content Management Solutions Center in Cambridge Massachusetts provides sophisticated database systems for archiving, managing, retrieving and enabling multiple uses of customer digital information. The Corporation's service offerings also include CD-ROM production, CD Interactive programming and the development of interactive online products for the World Wide Web including web site hosting and maintenance and electronic commerce solutions. During 1999, the Corporation continued to invest in the Bo media digital content management system that automates customer's production process by streamlining information storage and retrieval for print and electronic distribution. Initial software programs were developed in 1998 with the enterprisewide software released in December 1999.

Competitive Conditions.

          The Corporation is subject to competition from a large number of companies, several of which have greater resources and capacity than the Corporation. The graphic arts industry has continued to experience consolidation over the last few years. This trend has resulted in fewer competitors, which are larger than the Corporation in size and product offerings. The major competitive factors in the Corporation's business are quality of finished products, distribution capabilities, ongoing customer service, price and availability of time on equipment, which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

          There are seasonal fluctuations in the usage of printing equipment which in times of low demand and excess capacity can give rise to price discounting. In the educational book market, for instance, activity is greater in the first half of the year, and in the other markets, activity is greater in the second half of the year. Computer software and hardware products for which the Company provides fulfillment and printing services are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

Raw Materials.

          The principal raw material used by the Corporation is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

          During 1999, the price of paper fell significantly during the first half of the year, but rebounded to near 1998 prices by year-end. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 1998 and 1997 the price of paper grades used most frequently by the Corporation remained stable.

          The Corporation uses a number of other raw materials including ink, resins, packaging materials and subcontracted components. The cost of these materials remained relatively stable in 1999, 1998 and 1997.

Development.

          The graphic arts industry, made up primarily of firms much smaller in size than the Corporation, tends to rely upon equipment and material suppliers for research and development. The Corporation is engaged in long-range research and development relating to technology and system enhancements, and has spent significant amounts of money for such purposes. The Corporation believes that its research and development investments are above the industry average. One of the objectives of the Corporation's technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications.

          To help fulfill its research and development objectives, the Corporation maintains labs staffed with full-time personnel whose task is to enhance current technologies for market-specific applications. The effort is guided by the Corporation's Research and Development Council, which is made up of representatives from the Corporation's different operating groups. The Corporation also has increased its emphasis on the development of new products and services in many areas, including the development of digital technologies that encompass software solutions for digital content management and electronic commerce. During the last several years, 60 professional and technical employees have worked primarily on research and development activities. Additionally, approximately 10 persons from quality control and engineering devoted a portion of their time to research and development.

          The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 2000. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and resulting in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competition in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any cost, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations.

          Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION

                                        Business Experience
Name, Age, Position                     During Last Five Years

Donald D. Belcher; 61.................  Chairman of the Board of the Corporation
  Chairman, President and Chief           since May 1995; President and Chief
    Executive Officer                     Executive Officer of the Corporation.

Gerald A. Henseler; 59................  Executive Vice President and Chief
  Executive Vice President and            Financial Officer of the Corporation.
    Chief Financial Officer


Ronald D. Kneezel; 43.................  Vice President, General Counsel and
  Vice President, General Counsel         Secretary of the Corporation.
    and Secretary


Dennis J. Meyer; 44...................  Vice President Marketing of the
  Vice President Marketing                Corporation.


John E. Tiffany; 60...................  Vice President Manufacturing of the
  Vice President Manufacturing            Corporation.


Henry M. Wells, III; 55...............  Vice President Human Resources of the
  Vice President Human Resources          Corporation since April 1996; Senior
                                          Vice President of EJ Brach Corporation
                                          (a confectioner) from 1988 until
                                          joining the Corporation.


There are no family relationships between the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his successor has been elected or appointed or until his death, resignation or removal.

Item 2.   Properties.

          The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Ohio, Minnesota, Missouri, North Carolina, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 1999, these owned facilities included approximately 3,444,000 square feet of space utilized as follows: office space 317,000, manufacturing 1,857,000 and warehouse 1,270,000. The Corporation leases its headquarters office located in Menasha, Wisconsin. The Corporation also leases production facilities in Wisconsin, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Texas, Utah and Washington, as well as warehouse space in numerous locations. European production facilities located in Ireland, Scotland and The Netherlands are also leased. The total of all leased facilities contain approximately 3,336,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

          One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $1,500,000 as of January 1, 2000.

Item 3.   Legal Proceedings.

          The Corporation is not involved in any material pending legal proceedings, as defined by this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of January 1, 2000, approximately $89,965,000 of retained earnings was not restricted under these agreements.

          The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 is hereby incorporated herein by reference in response to this Item.

Item 6.   Selected Financial Data.

          The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Operations.

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 is hereby incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Discussion about Market Risk.

          The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 is hereby incorporated herein by reference in response to this item.

Item 8.   Financial Statements and Supplementary Data.

          The Consolidated Balance Sheets of the Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are hereby incorporated herein by reference in response to a portion of this item.

          The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000 is hereby incorporated herein by reference in response to a portion of this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information under the captions "Election of Directors" and "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation.

          The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

          The information under the caption " Election of Directors" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

                                                            PAGE REFERENCE

                                                                  ANNUAL REPORT
                                                     FORM 10-K   TO SHAREHOLDERS

1.   Financial Statements:
     Report of Independent Public Accountants                             23
     Consolidated Balance Sheets
       January 1, 2000 and January 2, 1999                                24
     For the fiscal years ended January 1, 2000,
       January 2, 1999, and January 3, 1998:
         Consolidated Statements of Earnings                              25
         Consolidated Statements of Cash Flows                            26
         Consolidated Statements of
           Shareholders' Investments                                      27
     Notes to Consolidated Financial Statements                        28-36

2.   Financial Statement Schedule:
     Report of Independent Public Accountants              14
     Schedule II - Valuation and Qualifying Accounts       15

     All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

3.   Exhibits:

     (a)  Articles of Incorporation, as amended(1)
     (b)  Bylaws, as amended(2)

4.   (a)  Note  Purchase  Agreement  dated  June  24,  1988(3)
     (b)  Promissory Note Agreement dated July 17, 1990(4)
     (c)  Rights Agreement dated October 29, 1991(5)
     (d)  Note Purchase and Private Shelf Agreement dated May 12, 1994(6)
     (e)  Amendment to Promissory Note Agreement dated July 17, 1990(7)
     (f)  Note Purchase and Medium-term Note Agreement Dated November 2, 1995(8)

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

*10. (a)  Amended and Restated Supplemental Retirement Plan for Key Employees(9)
     (b) Amendment to Amended and Restated Supplemental Retirement Plan for Key Employees(10)
     (c)  Agreement with Gerald A. Henseler(11)
     (d)  Agreement with Ronald D. Kneezel
     (e) Form of Agreements with Dennis J. Meyer, John E. Tiffany and Henry M. Wells III
     (f)  Agreement with Donald D. Belcher
     (g) 1985 Deferred Compensation Plan for Key Employees, as amended and restated(12)
     (h) 1988 Deferred Compensation Plan for Key Employees, as amended and restated(13)
     (i)  Basic Form of  Deferred  Compensation  Agreements  under  (pre-January
           1994) 1985 and 1988 Deferred Compensation Plans for Key Employees(14)
     (j) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees(15)
     (k)  Deferred Compensation Plan for Directors, as amended(16)
     (l) Revised Form of Indemnity Agreements with Directors and Certain Officers(17)
     (m)  Executive Trust Agreement(18)
     (n)  Amendment to Executive Trust Agreement(19)
     (o)  1991 Stock Option Plan, as amended(20)
     (p)  Description of Supplemental Long-term Disability Plan(21)
     (q)  Letter Agreement with Donald D. Belcher(22)
     (r)  Agreement with Gerald A. Henseler(23)
     (s)  Banta Corporation 1995 Equity Incentive Plan, as amended(24)
     (t)  Banta Corporation Director Stock Grant Plan(25)
     (u)  Economic Profit Incentive Compensation Plan(26)
     (v)  Economic Profit Long-term Incentive Compensation Plan(27)
     (w) Amendments to Economic Profit Incentive Plan and Economic Profit Long-term Incentive Compensation Plan
     (x)  Key Management Retention Plan(28)

13. Portions of Annual Report to Shareholders for fiscal year ended January 1, 2000 that are incorporated by reference herein.

21.  List of Subsidiaries.

23.  Consent of Arthur Anderson LLP.

27.  Financial Data Schedule for the twelve-month period ended January 1, 2000.



* Exhibits 10(a) through 10(x) are management contracts or compensatory plans or arrangements. All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

(1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

(2) Exhibit No. 3(c) to Form 10-K for the year ended January 2, 1999 is hereby incorporated herein by reference

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

(11) Exhibit No. 10 to From 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

(12) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(13) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(14) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

(15) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(16) Exhibit No. 10(m) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(17) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference .

(18) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(19) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

(20) Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(21) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

(22) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

(23) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

(24) Exhibit No. 10.1 to Form 10-Q for the quarter ended July 3, 1999 is hereby incorporated herein by reference.

(25) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(26) Exhibit No. 10(x) to Form 10-K for the year ended January 3, 1998 is hereby incorporated herein by reference.

(27) Exhibit No. 10(y) to Form 10-K for the year ended January 3, 1998 is hereby incorporated herein by reference.

(28) Exhibit No. 10.4 to Form 10-Q for the quarter ended July 3, 1999 is hereby incorporated herein by reference.


All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.


(b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended January 1, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/  Arthur Andersen LLP
                                        ----------------------------------------
                                        ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 31, 2000.

                                                          BANTA CORPORATION
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  YEARS ENDED January 1, 2000, January 2, 1999 and January 3, 1998



                                                           DOLLARS IN THOUSANDS

                            -------------------------------------------------------------------------------

                              BALANCE,        ADDITIONS          CHARGES
                            BEGINNING OF      CHARGED TO            TO                         BALANCE, END
                                YEAR          EARNINGS        RESERVE, NET        OTHER          OF YEAR
                            ------------     ------------     ------------     -----------     ------------
Reserve for Doubtful
    Receivables:

        1999                $      3,835     $      3,189     $      2,097     $         0     $      4,927
                             ===========      ===========      ===========      ==========      ===========

        1998                $      3,708     $      1,728     $      1,757     $   156 (1)            3,835
                             ===========      ===========      ===========      ==========      ===========

        1997                $      3,486     $      1,408     $      1,436     $   250 (1)     $      3,708
                             ===========      ===========      ===========      ==========      ===========


(1)  Consists of additions to the reserve related to acquisitions.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BANTA CORPORATION


DATE:    March 31, 2000                               BY: /s/ DONALD D. BELCHER
       ------------------                                ---------------------
                                                          Donald D. Belcher,
                                                           Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DONALD D. BELCHER                                 March 31, 2000
---------------------------------------------         ------------------
Donald D. Belcher, Chairman, President and
    Chief Executive Officer


/s/ GERALD A. HENSELER                                March 31, 2000
---------------------------------------------         -----------------
Gerald A. Henseler, Executive Vice President,
    Chief Financial Officer, and Director


/s/ BERNARD S. KUBALE                                 March 31, 2000
---------------------------------------------         -----------------
Bernard S. Kubale, Director


/s/ JAMESON A. BAXTER                                 March 31, 2000
---------------------------------------------         -----------------
Jameson A. Baxter, Director


/s/ RICHARD L. GUNDERSON                              March 31, 2000
---------------------------------------------         -----------------
Richard L. Gunderson, Director


/s/ JOHN F. BERGSTROM                                 March 31, 2000
---------------------------------------------         -----------------
John F. Bergstrom, Director

                               BANTA CORPORATION
                                 EXHIBIT INDEX

Exhibit No.    Description

   10. (d)  Agreement with Ronald D. Kneezel
       (e) Form of Agreements with Dennis J. Meyer, John E. Tiffany and Henry M. Wells III
       (f)  Agreement with Donald D. Belcher
       (w) Amendments to Economic Profit Incentive Plan and Economic Profit Long-term Incentive Compensation Plan

   13. Portions of Annual Report to Shareholders for fiscal year ended January 1, 2000 that are incorporated by reference herein.

   21.      List of Subsidiaries.

   23.      Consent of Arthur Anderson LLP.

   27.      Financial Data Schedule for the twelve-month period ended January 1,
            2000.