Form 10-Q
period 2000-04-01
BANTA CORP
filed 2000-05-16
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                                 39-0148550
-------------------------------                                    -------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                                      I.D. Number)


  225 Main Street, Menasha, Wisconsin                                   54952
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          The registrant had outstanding on April 1, 2000, 25,205,503 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended April 1, 2000



                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION:

   Item 1 - Financial Statements

      Unaudited Consolidated Condensed Balance Sheets
        April 1, 2000 and January 1, 2000  ....................................3

      Unaudited Consolidated Condensed Statements of Earnings for
        the Three Months Ended April 1, 2000 and April 3, 1999 ................4

      Unaudited Consolidated Condensed Statements of Cash Flows
        for the Three Months Ended April 1, 2000 and April 3, 1999.............5

      Notes to Unaudited Consolidated Condensed
        Financial Statements ................................................6-8

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...................................9-10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk........11


PART II   OTHER INFORMATION AND SIGNATURES:

   Item 6 - Exhibits and Reports on Form 8-K..................................11


Exhibit Index ................................................................12

PART I Item 1. Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        (Dollars in thousands)
                                                       April 1,       January 1,
                                                         2000            2000
                                                       --------       ----------
ASSETS

Current Assets
  Cash and cash equivalents                            $  24,261      $  27,651
  Receivables, net                                       216,280        218,047
  Inventories                                             93,424         86,094
  Other current assets                                    24,089         24,069
                                                       ---------      ---------
    Total Current Assets                                 358,054        355,861
                                                       ---------      ---------
Plant and Equipment                                      835,325        811,800
     Less accumulated depreciation                      (499,670)      (484,450)
                                                       ---------      ---------
Plant and Equipment, net                                 335,655        327,350
Other Assets                                              35,440         31,111
Cost in Excess of Net Assets of
 Subsidiaries Acquired                                    58,086         59,022
                                                        --------      ---------
                                                       $ 787,235      $ 773,344
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Short-term debt                                      $  81,656      $  88,499
  Accounts payable                                       103,467         96,456
  Accrued salaries and wages                              29,343         31,848
  Other accrued liabilities                               30,659         21,435
  Current maturities of long-term debt                     5,931          7,115
                                                       ---------      ---------
    Total Current Liabilities                            251,056        245,353
                                                       ---------      ---------
Long-term Debt                                           133,475        113,520
Deferred Income Taxes                                     16,771         20,382
Other Non-Current Liabilities                             39,549         40,314
                                                       ---------      ---------
             Total Liabilities                           440,851        419,569
                                                       ---------      ---------

Shareholders' Investment
  Preferred stock-$10 par value;
   authorized 300,000 shares; none issued                      0              0
  Common stock-$.10 par value;
   Authorized 75,000,000 shares;
   25,205,503 and 25,825,803 shares issued
   and outstanding, respectively                           2,521          2,583
  Accumulated other comprehensive loss                    (7,855)        (6,389)
  Treasury stock                                         (54,689)       (42,790)
  Retained earnings                                      406,407        400,371
                                                       ---------      ---------
    Total Shareholders' Investment                       346,384        353,775
                                                       ---------      ---------
                                                       $ 787,235      $ 773,344
                                                       =========      =========


See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                                        (Dollars in thousands,
                                                       except per share amounts)
                                                          Three Months Ended
                                                       April 1,        April 3,
                                                        2000             1999
                                                       --------        --------

Net sales                                              $ 328,784      $ 309,286
Cost of goods sold                                       262,277        247,591
                                                       ---------      ---------
  Gross earnings                                          66,507         61,695
Selling and administrative expenses                       45,870         42,304
                                                       ---------      ---------
  Earnings from operations                                20,637         19,391
Interest expense
                                                           3,890          2,947
Other expense, net
                                                             353            432
                                                       ---------      ---------
  Earnings before income taxes                            16,394         16,012
Provision for income taxes                                 6,500          6,300
                                                       ---------      ---------
  Net earnings                                         $   9,894      $   9,712
                                                       =========      =========

Basic earnings per share of common stock               $     .39      $     .35
                                                       =========      =========

Diluted earnings per share of common stock             $     .39      $     .35
                                                       =========      =========

Cash dividends per common share                        $     .15      $     .14
                                                       =========      =========


See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          (Dollars in thousands)
                                                            Three Months Ended
                                                          April 1,     April 3,
                                                            2000         1999
                                                          --------     --------

Cash Flows From Operating Activities
  Net earnings                                            $  9,894     $  9,712
  Depreciation and amortization                             18,107       17,172
  Deferred income taxes                                     (2,505)        (597)
  Cash paid for restructuring                               (1,862)           -
  Change in assets and liabilities:
    Decrease in receivables                                  1,767       34,334
    (Increase) decrease in inventories                      (7,330)       1,803
    Increase in other current assets                        (1,126)      (1,741)
    Increase (decrease) in accounts payable
     and accrued liabilities                                14,827      (18,048)
    (Increase) decrease in other non-current assets           (634)         263
    Other, net                                              (1,181)      (1,327)
                                                          --------     --------
      Cash provided from operating activities               29,957       41,571
                                                          --------     --------


Cash Flows From Investing Activities
  Capital expenditures, net                                (25,761)     (17,051)
  Additions to long-term investments                       (3,695)       (1,125)
                                                          --------     --------
      Cash used for investing activities                   (29,456)     (18,176)
                                                          --------     --------

Cash Flows From Financing Activities
  Repayment of short-term debt, net                         (6,843)      (2,275)
  Proceeds from issuance of long-term debt                  20,000            -
  Repayment of long-term debt                               (1,229)        (137)
  Dividends paid                                            (3,858)      (3,950)
  Proceeds from exercise of stock options                        -           55
  Repurchase of common stock                               (11,961)     (15,554)
                                                          --------     --------
      Cash used for financing activities                    (3,891)     (21,861)
                                                          --------     --------

Net (decrease) increase in cash                             (3,390)       1,534
Cash and cash equivalents at beginning of period            27,651       26,584
                                                          --------     --------
      Cash and cash equivalents at end of period          $ 24,261     $ 28,118
                                                          ========     ========


Cash payments for:
  Interest, net of amount capitalized                     $  2,007     $  2,035
  Income taxes                                               3,341        1,373



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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 1, 2000, are not necessarily indicative of results that may be expected for the year ending December 30, 2000.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

     Inventory amounts at April 1, 2000 and January 1, 2000 were as follows:

                                                          (Dollars in thousands)
                                                          April 1,    January 1,
                                                            2000        2000
                                                          --------    ----------
     Raw Materials and Supplies                           $ 57,100     $ 51,425
     Work-In-Process and Finished Goods                     36,324       34,669
                                                          --------     --------
       FIFO value (current cost of all inventories)       $ 93,424     $ 86,094
                                                          ========     ========


3)   Earnings Per Share of Common Stock

     Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding. The common equivalent shares relate entirely to the assumed exercise of stock options.

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                                  April 1, 2000           April 3, 1999
                                  -------------           -------------
             Basic                     25.5                   27.9
             Diluted                   25.5                   27.9


4)   Comprehensive Income

     Total comprehensive income, comprised of net income and other comprehensive income (loss), was $8,428,000 and $7,321,000 for the first quarter of 2000 and 1999, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in two primary business segments, print and turnkey services, with other business operations in healthcare products. Summarized segment data for the three months ended April 1, 2000 and April 3, 1999 are as follows:

                                              Turnkey
     Dollars in thousands         Printing    Services    Healthcare       Total
     ---------------------------------------------------------------------------

     2000

     Net sales                    $245,016     $60,009     $23,759      $328,784
     Intersegment sales                877           -           -           877
     Earnings from operations       20,732       1,223       2,615        24,570

     1999

     Net sales                    $236,420     $47,069     $25,797      $309,286
     Intersegment sales              1,301           4           -         1,305
     Earnings from operations       19,321         265       3,908        23,494



     The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements:

            Dollars in thousands                    2000         1999

            Reportable segment earnings           $24,570      $23,494
            Unallocated corporate expenses         (3,933)      (4,103)
            Interest expense                       (3,890)      (2,947)
            Other income (expense)                   (353)        (432)
                                                  -------      -------
            Earnings before income taxes          $16,394      $16,012
                                                  =======      =======

6)   Restructuring Charge

     In the second quarter of 1999, the Corporation recorded a restructuring charge of $55 million ($38.5 million or $1.40 diluted share, after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain underperforming business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill. It is expected that the restructuring actions will be substantially completed in 2000. Details of the remaining restructuring activity are as follows (in thousands):


                                          January 1,    Used in    April 1,
                                             2000        2000        2000
                                          ----------    --------   --------
     Lease termination payments             $8,736        $(740)    $7,996
     Employee severance
       and termination benefit               1,712         (455)     1,257
     Other facility exit costs               1,501         (667)       834
                                           -------      -------    -------
                                           $11,949      $(1,862)   $10,087
                                           =======      =======    =======


7)   Treasury Stock

     At April 1, 2000, the Corporation held 2,503,600 shares of its common stock in treasury. These shares were acquired during 1999 and the first quarter of 2000 through the common stock repurchase program and may be reissued pursuant to the Corporation's stock option plans or for other purposes.

8)   Debt Covenants

     The long-term debt agreements contain various operating and financial covenants. The more restrictive of these covenants require that working capital be maintained at a minimum of $40,000,000, current assets be 150% of current liabilities and consolidated tangible net worth be not less than $125,000,000. Funded debt of up to 50% of the sum of consolidated tangible net worth and consolidated funded debt may be incurred without prior consent of the noteholders. The Corporation may incur short-term debt of up to 25% of consolidated tangible net worth at any time and is required to be free of all such obligations in excess of 12.5% of consolidated net tangible worth for 60 consecutive days each year.

     As of April 1, 2000, the Corporation was in compliance with all of its debt covenants except that current assets were 139% of current liabilities and short-term debt exceeded 25% of consolidated tangible net worth. These violations primarily were a result of the common stock repurchase program, which has increased short-term debt and correspondingly lowered shareholders' investment. The Corporation is currently in negotiations with its creditors to cure these violations and as such continues to classify the debt as long-term.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     Net Sales

     Net sales for the first quarter of 2000 increased to $328.8 million, 6.3% higher than the $309.3 million in the prior year quarter.

     First quarter sales for the print segment reached $245.0 million, a 3.6% increase from the prior year's $236.4 million. Increased sales within the book and publications markets more than offset sales of approximately $10 million generated in the prior year quarter from facilities closed in conjunction with the 1999 second quarter restructuring. Strong demand for educational and trade books resulted in the book market sales increase while higher magazine advertising page counts contributed to the publications market sales increase. Also contributing to the increase in print segment sales was an increase of approximately 6% in paper prices compared to the prior year first quarter.

     Supply-chain management sales of $60.0 million for the current quarter were 27.4% higher than the prior period's $47.1 million. This increase was primarily due to sales from the late 1999-facility start-up in Houston to service Compaq Computer in North America.

     Healthcare sales of $23.8 million for the current year first quarter were 7.9% lower than the prior period sales of $25.8 million. Higher-than-normal purchasing by customers during the fourth quarter of 1999 reduced demand in the first quarter.

     Earnings from Operations

     First quarter earnings from operations rose to $20.6 million, 6.4% higher than the prior year's $19.4 million.

     Print segment earnings from operations increased 7.3% from the prior year primarily due to additional sales volume within the book and publications markets. Operating margins improved within the print segment due to the closure of underperforming facilities in conjunction with last year's restructuring. The three facilities closed last year had a combined operating loss percentage of approximately 14%.

     Earnings from operations for the supply-chain management segment increased approximately $1.0 million from the prior year period due to improved utilization at the European operations. These improvements more than offset the amortization of start-up costs associated with the Houston facility.

     Healthcare segment earnings from operations were approximately $1.3 million lower than the prior year period primarily due to lower sales volume. Operating margins were negatively impacted by raw material price increases, which could not be passed onto customers due to competitive pricing pressures.

     Interest Expense

     Interest expense for the first quarter of 2000 was $943,000 higher than the prior period primarily due to increased debt levels to support the common stock repurchase program, capital expenditures and additions to long-term investments.

     Income Taxes

     The Corporation's effective first quarter income tax rate for 2000 of 39.6% was comparable to the 1999 first quarter rate of 39.3%.


     FINANCIAL CONDITION

     Liquidity and Capital Resources

     The Corporation's net working capital decreased by approximately $5.9 million during the first quarter of 2000 due to an increase in payables and accrued liabilities. The increase in payables compared to the balance at January 1, 2000 was primarily due to higher sales volume. Also during the first quarter of 2000, the Corporation repurchased approximately 620,000 shares of common stock at an aggregate purchase price of approximately $12.0 million pursuant to its common stock repurchase program. Short-term borrowings funded these repurchases. Future stock repurchases will be funded by a combination of cash provided from operations and short-term borrowings, as necessary.

     Capital expenditures were $25.8 million during the first quarter of 2000, an increase of $8.7 million from the amount expended during the prior year first quarter. Significant expenditures included additional equipment to support the Compaq Computer contract and continued investment in new printing and digital imaging technologies. Capital requirements for the full year are expected to be approximately $110 million and will be funded by a combination of cash provided from operations and borrowings.

     Long-term debt as a percentage of total capitalization increased to 27.8% compared with 24.3% at January 1, 2000. This increase was a result of the Corporation converting $20 million of its short-term floating debt into long-term debt in March 2000. At April 1, 2000, the Corporation was in default of certain financial covenants under its long-term debt agreements. The Corporation is currently in negotiations with its creditors to cure these violations and as such continues to classify the debt as long-term.

     Cautionary Statements for Forward-Looking Information

     This document includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customer order patterns or demand for the Corporation's products, the timing and magnitude of orders placed by Compaq, changes in raw material costs and availability, success with operational start-ups, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.  Qualitative and Quantitative disclosure about Market Risk

     The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At April 1, 2000, the Corporation had notes payable outstanding aggregating $81.7 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $817,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is considered immaterial.

                           PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - 4(a) - Credit Agreement dated March 10, 2000 27 - Financial Data Schedule (EDGAR version only)

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION


     /S/GERALD A. HENSELER
     -------------------------------
     Gerald A. Henseler
     Executive Vice President,
     Chief Financial Officer and Treasurer


     Date:  May 16, 2000

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended April 1, 2000


     Exhibit Number

     4(a)   Credit Agreement dated March 10, 2000

     27      Financial Data Schedule (EDGAR version only)