Form 10-Q
period 2000-07-01
BANTA CORP
filed 2000-08-15
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 1, 2000
                                    ------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to___________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

Wisconsin                                                             39-0148550
---------                                                             ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code: (920) 751-7777
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on July 1, 2000, 24,953,903 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended July 1, 2000


                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------

PART I FINANCIAL INFORMATION:

     Item 1 - Financial Statements

          Unaudited Consolidated Condensed Balance Sheets
               July 1, 2000 and January 1, 2000............................ 3

          Unaudited Consolidated Condensed Statements of
               Earnings for the Three Months and Six Months
               Ended July 1, 2000 and July 3, 1999......................... 4

          Unaudited Consolidated Condensed Statements of Cash
               Flows for the Three Months and Six Months Ended
               July 1, 2000 and July 3, 1999............................... 5

          Notes to Unaudited Consolidated Condensed
               Financial Statements........................................6-9

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................10-12

     Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk................................................. 12


PART II OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders.......... 13

     Item 6 - Exhibits and Reports on Form 8-K............................. 14


Exhibit Index ............................................................. 15

PART I  Item 1.  Financial Statements

                                         BANTA CORPORATION AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     (Dollars in thousands)
                                                                                July 1, 2000      January 1, 2000
                                                                                ------------      ---------------
ASSETS
------

Current Assets
     Cash and cash equivalents                                                  $     18,392      $        27,651
     Receivables                                                                     222,999              218,047
     Inventories                                                                     117,602               86,094
     Other current assets                                                             22,138               24,069
                                                                                ------------      ---------------
              Total Current Assets                                                   381,131              355,861
                                                                                ------------      ---------------
Plant and Equipment                                                                  852,753              811,800
Less: Accumulated Depreciation                                                      (508,699)            (484,450)
                                                                                ------------      ---------------

Plant and Equipment, net                                                             344,054             327,350
Other Assets and Investments                                                          41,542              31,111
Cost in Excess of Net Assets of Subsidiaries Acquired                                 63,681              59,022
                                                                                ------------      ---------------
                                                                                $    830,408      $       773,344
                                                                                ============      ===============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Short-term debt                                                            $     60,003      $        88,499
     Accounts payable                                                                107,311               96,456
     Accrued salaries and wages                                                       35,352               31,848
     Other accrued liabilities                                                        24,903               21,435
     Current maturities of long-term debt                                             8,433                 7,115
                                                                                ------------      ---------------
              Total Current Liabilities                                              236,002              245,353
                                                                                ------------      ---------------
Long-term Debt                                                                       183,597              113,520
Deferred Income Taxes                                                                 20,344               20,382
Other Non-Current Liabilities                                                         40,506               40,314
                                                                                ------------      ---------------
             Total Liabilities                                                       480,449              419,569
                                                                                ------------      ---------------

Shareholders' Investment
     Preferred stock-$10 par value;
         authorized 300,000 shares; none issued                                            0                    0
     Common stock-$.10 par value;
         Authorized 75,000,000 shares;
         27,709,103 shares issued                                                      2,771                2,771
     Accumulated other comprehensive loss                                             (8,368)              (6,389)
      Treasury stock, at cost                                                        (59,526)             (42,790)
     Retained earnings                                                               415,082              400,183
                                                                                ------------      ---------------
             Total Shareholders' Investment                                          349,959              353,775
                                                                                ------------      ---------------
                                                                                $    830,408      $       773,344
                                                                                ============      ===============

See accompanying notes to consolidated financial statements


                BANTA CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                                                      (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended                     Six Months Ended

                                                           July 1, 2000     July 3, 1999        July 1, 2000     July 3, 1999
                                                           ------------     ------------        ------------     ------------

Net Sales                                                     $ 345,842        $ 299,080           $ 674,626        $ 608,366

Cost of goods sold                                              271,351          237,395             533,628          484,986
                                                           ------------     ------------        ------------     ------------
    Gross earnings                                               74,491           61,685             140,998          123,380

Selling and administrative expenses                              49,319           39,039              95,189           81,343

Restructuring Charge                                                  -           55,000                   -           55,000
                                                           ------------     ------------        ------------     ------------
    Earnings (loss) from operations                              25,172          (32,354)             45,809          (12,963)

Interest expense                                                 (3,738)          (2,852)             (7,628)          (5,799)

Other expense, net                                                 (590)            (321)               (943)            (753)
                                                           ------------     ------------        ------------     ------------
    Earnings (loss) before income taxes                          20,844          (35,527)             37,238          (19,515)

Provision (benefit) for income taxes                              8,200           (8,800)             14,700           (2,500)
                                                           ------------     ------------        ------------     ------------
    Net earnings (loss)                                        $ 12,644        $ (26,727)           $ 22,538        $ (17,015)
                                                           ============     ============        ============     ============

Basic earnings (loss) per share of common stock                  $ 0.50          $ (0.97)             $ 0.89          $ (0.61)
                                                           ============     ============        ============     ============

Diluted earnings (loss) per share of common stock                $ 0.50          $ (0.97)             $ 0.89          $ (0.61)
                                                           ============     ============        ============     ============

Cash dividends per common share                                  $ 0.15           $ 0.14              $ 0.30           $ 0.28
                                                           ============     ============        ============     ============


See accompanying notes to consolidated financial statements.


                                           BANTA CORPORATION AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     (Dollars in thousands)
                                                                                        Six Months Ended
                                                                                July 1, 2000         July 3, 1999
                                                                                ------------         ------------

Cash Flows From Operating Activities
     Net earnings (loss)                                                        $     22,538         $    (17,015)
     Depreciation and amortization                                                    36,681               33,718
     Deferred income taxes                                                               789                 (597)
     Restructuring charge                                                                  -               55,000
     Cash paid for restructuring                                                      (3,139)              (6,490)
     Gain on sale of assets                                                               76                    -
     Change in assets and liabilities, net of acquisition:
         Decrease in receivables                                                         669               26,216
         (Increase) decrease in inventories                                          (28,684)                 354
         Decrease (increase) in other current assets                                     658                 (945)
         Increase (decrease) in accounts payable
              and accrued liabilities                                                 19,895              (22,153)
         Other, net                                                                   (3,068)                (398)
                                                                                ------------         ------------
              Cash provided from operating activities                                 46,415               67,690
                                                                                ------------         ------------

Cash Flows From Investing Activities
     Capital expenditures, net                                                       (44,239)             (33,974)
     Cash used for acquisitions, net of cash acquired                                (11,547)                   -
      Additions to long-term investments                                             (10,416)              (8,095)
                                                                                ------------         ------------
      Cash provided by (used for) investing activities                               (66,202)             (42,069)
                                                                                ------------         ------------

Cash Flows From Financing Activities
     (Repayments of) proceeds from short-term debt, net                              (32,496)               1,461
     Proceeds from (repayment of) long-term debt, net                                 67,399               (1,993)
     Dividends paid                                                                   (7,639)              (7,809)
     Proceeds from exercise of stock options                                               -                  608
     Repurchase of common stock                                                      (16,736)             (25,208)
                                                                                ------------         ------------
              Cash provided by (used for) financing activities                        10,528              (32,941)
                                                                                ------------         ------------

Net decrease in cash                                                                  (9,259)              (7,320)
Cash and cash equivalents at beginning of period                                      27,651               26,584
                                                                                ------------         ------------
              Cash and cash equivalents at end of period                        $     18,392         $     19,264
                                                                                ============         ============

Cash payments for:
     Interest, net of amount capitalized                                        $      6,396         $      4,901
     Income taxes                                                                     17,595                8,803

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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended July 1, 2000 are not necessarily indicative of results that may be expected for the year ending December 30, 2000.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead. Inventory amounts at July 1, 2000 and January 1, 2000 were as follows:

                                                (Dollars in thousands)
                                                July 1, 2000   January 1, 2000
                                                ------------   ---------------
     Raw Materials and Supplies                     $ 61,542          $ 51,425
     Work-In-Process and Finished Goods               56,060            34,669
                                                ------------   ---------------
       FIFO value (current cost of                 $ 117,602          $ 86,094
       all inventories)                         ============   ===============


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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                         Three Months Ended              Six Months Ended
                    -----------------------------   ---------------------------

                    July 1, 2000   July 3, 1999     July 1, 2000    July 3, 1999
                    ------------   ------------     ------------    ------------
        Basic           25.1           27.4             25.3           27.7
        Diluted         25.1           27.4             25.3           27.7


4)   Comprehensive Income (Loss)

     Total comprehensive income (loss), comprised of net earnings (loss) and other comprehensive income (loss), was $12,131,000 and $(28,073,000) for the second quarter of 2000 and 1999, respectively. For the first half of 2000 and 1999, comprehensive income (loss) was $20,559,000 and $(20,752,000), respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in one primary business segment, print, with other business operations in turnkey services and healthcare products. Summarized segment data for the three months ended July 1, 2000 and July 3, 1999 are as follows:

                                                Turnkey
     Dollars in thousands             Printing  Services   Healthcare     Total
     --------------------------------------------------------------------------

     2000
     Net sales                        $251,760   $69,218      $24,864  $345,842
     Intersegment sales                    534         -            -       534
     Earnings from operations           24,685     3,507        1,986    30,178

     1999
     Net sales                        $226,780   $45,942      $26,358  $299,080
     Intersegment sales                    834         -            -       834
     Earnings before restructuring      22,317       207        3,462    25,986

     Summarized segment data for the six months ended July 1, 2000 and July 3, 1999 are as follows:

                                                Turnkey
     Dollars in thousands             Printing  Services   Healthcare     Total
     --------------------------------------------------------------------------

     2000
     Net sales                        $496,776  $129,227      $48,623  $674,626
     Intersegment sales                  1,411         -            -     1,411
     Earnings from operations           45,417     4,730        4,601    54,748

     1999
     Net sales                        $463,200   $93,011      $52,155  $608,366
     Intersegment sales                  2,135         4            -     2,139
     Earnings before restructuring      41,638       472        7,370    49,480


          The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and six months ended July 1, 2000 and July 3, 1999:

                                                   Three Months Ended              Six Months Ended
     Dollars in thousands                   July 1, 2000   July 3, 1999      July 1, 2000    July 3, 1999
                                            ------------   ------------      ------------    ------------

     Reportable segment earnings                 $30,178        $25,986           $54,748         $49,480
     Restructuring charge                              -        (55,000)                          (55,000)
     Unallocated corporate expenses               (5,006)        (3,340)           (8,939)         (7,443)
     Interest expense                             (3,738)        (2,852)           (7,628)         (5,799)
     Other expense                                  (590)          (321)             (943)           (753)
                                                 -------       --------           -------        --------
     Earnings (loss) before income taxes         $20,844       $(35,527)          $37,238        $(19,515)
                                                 =======       ========           =======        ========


6)   Restructuring Charge

     In the second quarter of 1999, the Corporation recorded a restructuring charge, including related asset writedowns, of $55.0 million ($38.5 million or $1.40 per diluted share, after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain underperforming business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill. It is expected that the restructuring activities will be substantially completed in 2000.

     Details of the remaining restructuring activity are as follows (in thousands):

                                                                               Used in
                                                         January 1, 2000         2000       July 1, 2000
                                                         ---------------      ----------    ------------

     Lease termination payments                               $  8,736         $ (1,182)       $ 7,554
     Employee severance and termination benefit                  1,712             (868)           844
     Other facility exit costs                                   1,501           (1,089)           412
                                                              --------         --------        -------
                                                              $ 11,949         $ (3,139)       $ 8,810
                                                              ========         ========        =======

7)   Treasury Stock

     At July 1, 2000, the Corporation held 2,755,200 shares of its common stock in treasury. These shares were acquired during 1999 and the first six months of 2000 through the common stock repurchase program and may be reissued pursuant to the stock option plan or for other purposes.


8)   Acquisition of Business

     In May 2000, the Corporation acquired Southeastern Color Graphics ("Southeastern") for approximately $11.5 million in cash plus the assumption of approximately $8.0 million in debt. Southeastern focuses on product niches that address the non-textbook print component requirements of elementary and high school markets. Southeastern reported sales for 1999 in excess of $20 million. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by a preliminary estimate of $6.3 million. The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements of the Corporation include the results of Southeastern beginning with the acquisition date.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2000 increased to $345.8 million, 15.6% higher than the $299.1 million in the prior year quarter.

Second quarter sales for the print segment reached $251.8 million, an 11.0% increase from the prior year's $226.8 million. This increase in print segment sales was primarily attributed to a high degree of utilization within most print facilities and an increase in paper prices of approximately 13% compared to the prior year quarter. The acquisition of Southeastern Color Graphics in the current year second quarter ($5.2 million of sales) along with the strong demand for educational and trade books resulted in an increase in the book market sales. Higher magazine advertising page counts and expanded market share contributed to an increase in the publications market sales. Catalog market sales, adjusted for paper price increases, were lower due to reduced volumes related to lost business from a customer ceasing catalog production and late quarter cancellations.

Supply-chain management sales of $69.2 million for the current quarter were 51% higher than the prior period's $45.9 million. This increase was primarily due to sales from the late-1999 facility start-up in Houston to service Compaq Computer in North America and will continue to significantly impact the supply-chain management segment sales in 2000.

Healthcare sales of $24.9 million for the current year second quarter were 5.7% lower than the prior period sales of $26.4 million. This decrease is partially attributed to lower unit sales prices for imported gauze products and the continued consolidation within the customer base, which has eliminated redundant warehouse requirements.

Net sales for the first half of 2000 increased to $674.6 million, 10.9% higher than the $608.4 million in the first half of last year. Trends in operating activity levels for the first two quarters were similar to those described above for the second quarter.

Earnings from operations
------------------------

Second quarter earnings from operations rose to $25.2 million, 11.2% higher than the prior year's $22.6 million, before consideration of the 1999 second quarter restructuring charge. Operating margins of 7.3% were slightly lower than the prior year operating margins of 7.6%, primarily due to product mix and reduced operating results from the catalog market.

Print segment earnings from operations for the second quarter increased 10.6% from the prior year primarily due to aforementioned sales increase and improved utilization within most print facilities. These gains were offset slightly by an increase in selling and administrative expenses. Operating margins for the second quarter compared to the prior year quarter remained consistent at 9.8%.

Earnings from operations for the supply-chain management segment increased $3.3 million from the prior year period primarily from normal operation at the Houston facility for Compaq assembly and strong volume increases at the Fort Worth facility. Operating margins increased from 0.5% for the second quarter of 1999 to 5.1% for the current year quarter.

Healthcare segment earnings from operations were approximately $1.5 million lower than the prior year period and operating margins were 8.0% compared to 13.1% in the prior year. The reduction in earnings and operating margins was attributed to lower sales volume from industry consolidations, start up costs associated with foreign sourcing of selected products and higher raw material prices, which could not be passed onto customers due to competitive pricing and contractual arrangements.

Earnings from operations for the first half of 2000 increased to $45.8 million, 9.0% higher than the prior year's $42.0 million, before consideration of the 1999 second quarter restructuring charge. Operating margins of 6.8% were comparable to the prior year period. The improvement in earnings from operations resulted from the same factors that impacted the second quarter.

Restructuring Charge
--------------------

Earnings from operations for the second quarter of 1999 included a restructuring charge of $55.0 million. The restructuring initiatives primarily involved the Corporation's print segment and included three facility closings and the elimination of certain underperforming business assets. These initiatives resulted in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. At July 1, 2000 the remaining restructuring reserve was $8.8 million. It is expected that the restructuring activities will be substantially completed in 2000.

Interest Expense
----------------

Interest expense for the second quarter and first six months of 2000 was $.9 million and $1.8 million higher than the comparable periods in the prior year. This increase was primarily due to higher rates on short-term commercial paper and increased debt levels to support the common stock repurchase program, capital expenditures and additions to long-term investments.

Income Taxes
------------

As indicated below, the Corporation's 2000 second quarter and first half effective income tax rates were comparable to the prior year periods before consideration of the 1999 second quarter restructuring charge.

                                             Effective Tax Rate
                                          2000               1999
                                      -------------      --------------

             Second Quarter              39.3%               39.5%
             First Half                  39.5%               39.5%

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

The Corporation's net working capital increased by approximately $34.6 million during the first half of 2000. The increase was primarily in receivables and inventories and related to the ramp-up of the Houston facility to support Compaq, the acquisition of Southeastern Color Graphics ("Southeastern") and increased sales volumes within the print segment. Also, short-term debt was reduced by $28.5 million due to the conversion of short-term debt into long-term debt.

During the first half of 2000, the Corporation repurchased approximately .9 million shares of common stock at an aggregate purchase price of $16.7 million pursuant to its common stock repurchase program. Cash provided from operations funded these repurchases. At July 1, 2000 the share repurchase program had in excess of $80 million in authority remaining for future share repurchases. Future stock repurchases, if any would be funded by a combination of cash provided from operations and short-term borrowings.

Long-term debt as a percentage of total capitalization increased to 34.4% compared with 24.3% at January 1, 2000. This increase was a result of the Corporation converting $20 million of its short-term floating debt into long-term debt in March 2000 and issuing $50 million of 8.05% long-term debt in June 2000.

In May 2000, the Corporation acquired Southeastern for approximately $11.5 million in cash plus the assumption of approximately $8.0 million in debt. Southeastern focuses on product niches that address the non-textbook print component requirements of elementary and high school markets. Southeastern reported sales for 1999 in excess of $20 million. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by a preliminary estimate of $6.3 million. The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements of the Corporation include the results of Southeastern beginning with the acquisition date.

In 2000, the Corporation acquired a 13 percent interest in Xyan.com, Inc. for approximately $6.0 million in cash and the contribution of $1.6 million of assets. Xyan.com, Inc. is a leading Internet-enabled digital document solutions provider with document service centers throughout the United States. The cost method of accounting will be used to account for this investment.

Capital expenditures were $44.0 million during the first half of 2000, an increase of $10.3 million from the amount expended during the prior year first half. Significant expenditures included additional equipment to support the Compaq contract, initial payments for four new presses and continued investment in new printing and digital imaging technologies. Capital requirements for the full year are expected to be approximately $115 million and will be funded by a combination of cash provided from operations and short-term borrowings.

Item 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At July 1, 2000, the Corporation had notes payable outstanding aggregating $60.0 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $600,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is considered minimal.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This document includes forward-looking statements. Statements that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products, the timing and magnitude of orders placed by Compaq, unanticipated changes in the level of capital expenditures, changes in interest rates, changes in raw material costs and availability (especially paper), success with operational start-ups, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.


                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 25, 2000, all of the persons nominated as directors were elected for terms expiring at the 2001 annual meeting. The following table sets forth certain information with respect to such election:

                                                                    Shares
                                              Shares             Withholding
           Name                              Voted For            Authority
           ----                              ---------            ---------

           Jameson A. Baxter                20,209,691              97,320
           Donald D. Belcher                17,418,910           2,888,101
           John F. Bergstrom                20,181,022             125,989
           Henry T. DeNero                  20,211,630              95,381
           Richard L. Gunderson             20,176,049             130,962
           Gerald A. Henseler               20,219,908              87,103
           Bernard S. Kubale                19,971,322             335,689
           Raymond C. Richelsen             19,855,649             451,362
           Michael J. Winkler               19,855,204             451,807

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits -

               4.1  - Amendment to Note Purchase and Private Shelf Agreement
                      dated as of May 12, 1994

               10.1 - Economic Profit Incentive Compensation Plan, as amended and restated

               10.2 - Economic Profit Long-Term Incentive Compensation Plan, as
                      amended and restated

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

BANTA CORPORATION


/S/GERALD A. HENSELER
---------------------
Gerald A. Henseler
Executive Vice President, Chief Financial Officer and Treasurer

Date  August 15, 2000
      ---------------

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended July 1, 2000

Exhibit Number

     4.1 - Amendment to Note Purchase and Private Shelf Agreement dated as of May 12, 1994

     10.1 - Economic Profit Incentive Compensation Plan, as amended and restated

     10.2 - Economic Profit Long-Term Incentive Compensation Plan, as amended and restated

     27   - Financial Data Schedule (EDGAR version only)