Form 10-Q
period 2000-09-30
BANTA CORP
filed 2000-11-14
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                                    ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to___________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                       39-0148550
              ---------                                     -------------
   (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                           I.D. Number)


225 Main Street, Menasha, Wisconsin                             54952
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on September 30, 2000, 24,568,503 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000



                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION:

  Item 1 - Financial Statements

    Unaudited Consolidated Condensed Balance Sheets
      September 30, 2000 and January 1, 2000  ..........................     3

    Unaudited Consolidated Condensed Statements of Earnings
      for the Three Months and Nine Months Ended September 30,
      2000 and October 2, 1999  ........................................     4

    Unaudited Consolidated Condensed Statements of Cash Flows
      for the Three Months and Nine Months Ended September 30,
      2000 and October 2, 1999 .........................................     5

    Notes to Unaudited Consolidated Condensed
      Financial Statements .............................................   6-9

  Item 2 - Management's Discussion and Analysis of Results of
             Operation and Financial Condition  ........................ 10-12

  Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk ...............................................    12


PART II   OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K  ....................    13


Exhibit Index ..........................................................    14

PART I  Item 1.  Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Dollars in thousands)
                                                    September 30,     January 1,
                                                        2000             2000
                                                    -------------    -----------
ASSETS

Current Assets
  Cash and cash equivalents                            $ 20,180       $ 27,651
  Receivables                                           273,553        218,047
  Inventories                                           114,961         86,094
  Other current assets                                   21,533         24,069
                                                       --------       --------
      Total Current Assets                              430,227        355,861
                                                       --------       --------
Plant and Equipment                                     867,585        811,800
Less: Accumulated Depreciation                         (523,441)      (484,450)
                                                       --------       --------
Plant and Equipment, net                                344,144        327,350
Other Assets and Investments                             39,918         31,111
Cost in Excess of Net Assets of
 Subsidiaries Acquired                                   63,828         59,022
                                                       --------       --------
                                                       $878,117       $773,344
                                                       ========       ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Short-term debt                                      $ 74,973       $ 88,499
  Accounts payable                                      122,337         96,456
  Accrued salaries and wages                             41,988         31,848
  Other accrued liabilities                              31,164         21,435
  Current maturities of long-term debt                    5,465          7,115
                                                       --------       --------
           Total Current Liabilities                    275,927        245,353
                                                       --------       --------
Long-term Debt                                          184,135        113,520
Deferred Income Taxes                                    20,344         20,382
Other Non-Current Liabilities                            41,515         40,314
                                                       --------       --------
      Total Liabilities                                 521,921        419,569
                                                       --------       --------

Shareholders' Investment
  Preferred stock-$10 par value;
   authorized 300,000 shares; none issued                     0              0
  Common stock-$.10 par value;
   Authorized 75,000,000 shares;
   27,709,103 shares issued                               2,771          2,771
  Accumulated other comprehensive loss                  (10,444)        (6,389)
   Treasury stock, at cost                              (66,735)       (42,790)
  Retained earnings                                     430,604        400,183
                                                       --------       --------
          Total Shareholders' Investment                356,196        353,775
                                                       --------       --------
                                                       $878,117       $773,344
                                                       ========       ========


See accompanying notes to consolidated financial statements

                               BANTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                           (Dollars in thousands, except per share amounts)

                                           Three Months Ended             Nine Months Ended
                                       September 30,   October 2,    September 30,   October 2,
                                           2000           1999           2000           1999
                                       -------------   ----------    -------------   ----------

Net Sales                                $ 404,645     $ 331,572      $ 1,079,271    $ 939,938
Cost of goods sold                         317,770       259,324          851,398      744,310
                                         ---------     ---------      -----------    ---------
    Gross earnings                          86,875        72,248          227,873      195,628
Selling and administrative
 expenses                                   50,180        39,952          145,369      121,295
Restructuring charge                             -             -                -       55,000
                                         ---------     ---------      -----------    ---------
    Earnings from operations                36,695        32,296           82,504       19,333
Interest expense                            (4,772)       (2,996)         (12,400)      (8,795)
Other expense, net                            (276)         (562)          (1,219)      (1,315)
                                         ---------     ---------      -----------    ---------
    Earnings before income taxes            31,647        28,738           68,885        9,223
Provision for income taxes                  12,400        11,200           27,100        8,700
                                         ---------     ---------      -----------    ---------
    Net earnings                         $  19,247     $  17,538         $ 41,785        $ 523
                                         =========     =========      ===========    =========

Basic earnings per share of
 common stock                               $ 0.78        $ 0.65           $ 1.67       $ 0.02
                                         =========     =========      ===========    =========

Diluted earnings per share
 of common stock                            $ 0.78        $ 0.65           $ 1.67       $ 0.02
                                         =========     =========      ===========    =========

Cash dividends per common share             $ 0.15        $ 0.14           $ 0.45       $ 0.42
                                         =========     =========      ===========    =========


See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                       (Dollars in thousands)
                                                         Nine Months Ended
                                                    September 30,     October 2,
                                                        2000             1999
                                                    -------------    -----------

Cash Flows From Operating Activities
  Net earnings                                         $ 41,785       $    523
  Depreciation and amortization                          55,795         51,157
  Deferred income taxes                                   1,330          6,330
   Restructuring charge                                       -         55,000
      Cash paid for restructuring                        (3,678)       (10,155)
  Gain on sale of assets                                     91              -
  Change in assets and liabilities, net
   of acquisition:
    (Increase) decrease in receivables                  (49,885)           789
    (Increase) in inventories                           (26,043)        (5,851)
    Decrease (increase) in other current assets             722         (3,959)
    Increase in accounts payable
     and accrued liabilities                             49,366         11,387
    Other, net                                           (2,903)        (1,809)
                                                       --------       --------
      Cash provided from operating activities            66,580        103,412
                                                       --------       --------


Cash Flows From Investing Activities
  Capital expenditures, net                             (60,995)       (60,780)
  Cash used for acquisitions, net of cash acquired      (11,547)             -
  Additions to long-term investments                    (13,643)       (10,398)
                                                       --------       --------
      Cash used for investing activities                (86,185)       (71,178)
                                                       --------       --------

Cash Flows From Financing Activities
  (Repayments of) proceeds from short-term debt, net    (17,526)        27,235
  Proceeds from (repayment of) long-term debt, net       64,969         (5,368)
  Dividends paid                                        (11,364)       (11,613)
  Proceeds from exercise of stock options                     -          1,608
  Repurchase of common stock                            (23,945)       (39,462)
                                                       --------       --------
      Cash provided by (used for) financing
       activities                                        12,134        (27,600)
                                                       --------       --------


Net (decrease) increase in cash                          (7,471)         4,634
Cash and cash equivalents at beginning of period         27,651         26,584
                                                       --------       --------
      Cash and cash equivalents at end of period       $ 20,180       $ 31,218
                                                       ========       ========


Cash payments for:
  Interest, net of amount capitalized                  $ 10,349       $  7,770
  Income taxes                                           25,451         12,273



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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 30, 2000.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead. Inventory amounts at September 30, 2000 and January 1, 2000 were as follows:

                                                       (Dollars in thousands)
                                                     September 30,   January 1,
                                                         2000          2000
                                                     -------------   ----------
     Raw Materials and Supplies                        $ 62,333       $ 51,425
     Work-In-Process and Finished Goods                  52,628         34,669
                                                       --------       --------
       FIFO value (current cost of all inventories)    $114,961       $ 86,094
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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                       Three Months Ended                Nine Months Ended
                  ----------------------------     ----------------------------
                  September 30,     October 2,     September 30,     October 2,
                      2000             1999            2000             1999
                  -------------     ----------     -------------     ----------
     Basic            24.6             27.0            25.1             27.5
     Diluted          24.7             27.1            25.1             27.5


4)   Comprehensive Income (Loss)

     Total comprehensive income, comprised of net earnings and other comprehensive income, was $17,171,000 and $18,879,000 for the third quarter of 2000 and 1999, respectively. For the first three quarters of 2000 and 1999, comprehensive income (loss) was $37,730,000 and $(1,873,000), respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in two primary business segments, print and turnkey services, with other business operations in healthcare products. Summarized segment data for the three months ended September 30, 2000 and October 2, 1999 are as follows:

                                              Turnkey
     Dollars in thousands         Printing    Services    Healthcare     Total
     ---------------------------------------------------------------------------

     2000
     Net sales                    $284,697     $95,038      $24,910     $404,645
     Earnings from operations       32,969       6,738        1,854       41,561

     1999
     Net sales                    $247,233     $57,965      $26,374     $331,572
     Earnings from operations       28,110       4,112        3,875       36,097

     Summarized segment data for the nine months ended September 30, 2000 and October 2, 1999 are as follows:

                                             Turnkey
     Dollars in thousands         Printing   Services   Healthcare      Total
     --------------------------------------------------------------------------

     2000
     Net sales                    $781,473   $224,265     $73,533    $1,079,271
     Earnings from operations       78,386     11,468       6,455        96,309

     1999
     Net sales                    $710,433   $150,976     $78,529      $939,938
     Earnings before
      restructuring                 69,748      4,584      11,245        85,577



          The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and nine months ended September 30, 2000 and October 2, 1999:

                                      Three Months Ended            Nine Months Ended
                                      ------------------            -----------------
                                  September 30,   October 2,   September 30,   October 2,
Dollars in thousands                  2000           1999          2000           1999
                                  -------------   ----------   -------------   ----------

Reportable segment earnings         $ 41,561       $ 36,097      $ 96,309       $ 85,577
Restructuring charge                    -                 -             -        (55,000)
Unallocated corporate expenses        (4,866)        (3,801)      (13,805)       (11,244)
Interest expense                      (4,772)        (2,996)      (12,400)        (8,795)
Other income (expense)                  (276)          (562)       (1,219)        (1,315)
                                    --------       --------      --------       --------
Earnings before income taxes        $ 31,647       $ 28,738      $ 68,885       $  9,223
                                    ========       ========      ========       ========


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

     Details of the remaining restructuring activity are as follows (in thousands):

                                      January 1,     Used in     September 30,
                                         2000          2000           2000
                                      ----------     -------     -------------

     Lease termination payments        $  8,736     $ (1,293)       $ 7,443
     Employee severance and
       termination benefit                1,712         (884)           828
     Other facility exit costs            1,501       (1,501)             -
                                       --------     --------        -------
                                       $ 11,949     $ (3,678)       $ 8,271
                                       ========     ========        =======


7)   Treasury Stock

     At September 30, 2000, the Corporation held 3,140,600 shares of its common stock in treasury. These shares were acquired during 1999 and the first nine months of 2000 through the common stock repurchase program and may be reissued pursuant to the Corporation's equity incentive plan or for other purposes.


8)   Acquisition of Business

     In May 2000, the Corporation acquired Southeastern Color Graphics ("Southeastern") for approximately $11.5 million in cash plus the assumption of approximately $8.0 million in debt. Southeastern focuses on product niches that address the non-textbook print component requirements of elementary and high school markets. Southeastern reported sales for 1999 in excess of $20 million. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by a preliminary estimate of $6.3 million. The acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements of the Corporation include the results of Southeastern beginning with the acquisition date.


9)   Long-term Investments

     In 2000, the Corporation acquired approximately a 13 percent interest in Xyan.com, Inc. for approximately $6.0 million in cash and the contribution of $1.6 million of assets. Xyan.com, Inc. is a leading Internet-enabled digital document solutions provider with document service centers throughout the United States. The cost method of accounting will be used to account for this investment.


10)  New Accounting Pronouncements

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. This SAB provides guidance for registrants regarding certain criteria which must be met in order for revenue to be recognized. Adoption of this pronouncement was initially required to be completed during the first quarter of fiscal 2000. However, the SEC has subsequently extended the required implementation date of SAB No. 101 until the fourth quarter. The Corporation is currently evaluating the impact of the adoption of SAB No. 101, however, the Corporation does not expect the adoption to have a material impact on the Corporation's financial position or results of operations.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Net Sales

     Net sales for the third quarter of 2000 increased to $404.6 million, 22.0% higher than the $331.6 million in the prior year quarter.

     Third quarter sales for the print segment reached $284.7 million, a 15.1% increase from the prior year's $247.2 million. This increase in print segment sales was primarily the result of a high degree of utilization within most print facilities and an increase in paper prices of approximately 13% compared to the prior year quarter. The acquisition of Southeastern Color Graphics ("Southeastern") in May 2000 which positively impacted third quarter sales by $7.1 million, along with the strong demand for educational and trade books resulted in an increase in the book market sales. Higher magazine advertising page counts and expanded market share contributed to an increase in the publications market sales

     Supply-chain management sales of $95.0 million for the current quarter were 64% higher than the prior period's $58.0 million. This increase was primarily due to sales from the late-1999 facility start-up in Houston to service Compaq Computer in North America and strong volume increases at other U.S. facilities. The contract with Compaq Computer will continue to positively impact supply-chain management segment sales for the remainder of 2000.

     Healthcare sales of $24.9 million for the current year third quarter were 5.7% lower than the prior period sales of $26.4 million. This decrease is partially attributed to lower unit sales prices for imported gauze products and the continued consolidation within the customer base, which has eliminated redundant warehouse requirements.

     Corporate-wide sales for the first three quarters of 2000 increased to $1.1 billion, 14.8% higher than the $940 million in the first three quarters of last year. Trends in operating activity levels for the first three quarters were similar to those described above for the third quarter.

     Earnings from operations

     Third quarter earnings from operations rose to $36.7 million, 13.6% higher than the prior year's $32.3 million. Operating margins of 9.1% were slightly lower than the prior year operating margins of 9.7%, primarily due to product mix and reduced operating results from the healthcare segment. Higher sales volume from supply-chain management, which generally provide a lower percentage margin because of their higher material content also contributed to the overall lower margin.

     Print segment earnings from operations for the third quarter increased 17.2% from the prior year primarily due to aforementioned sales increase and improved utilization within most print facilities, however higher selling and administrative expenses moderated the increase. Operating margins for the third quarter of 11.6% were slightly higher than the prior year quarter's operating margin of 11.4%.

     Earnings from operations for the supply-chain management segment increased 64% from the prior year period primarily from improved utilization at the Houston facility for Compaq assembly and strong volume increases at the U.S. facilities. Operating margins for the third quarter compared to the prior year quarter remained consistent at 7.1%.

     Healthcare segment earnings from operations were approximately $2.0 million lower than the prior year period and operating margins were 7.4% compared to 14.7% in the prior year. The reduction in earnings and operating margins was attributed to lower sales volume from industry consolidation, start up costs associated with foreign sourcing of selected products and higher raw material prices, which could not be passed on to customers due to competitive pricing and contractual arrangements.

     Earnings from operations on a corporate-wide basis for the first three quarters of 2000 increased to $82.5 million, 11.0% higher than the prior year's $74.3 million, before giving effect to the 1999 second quarter restructuring charge. The improvement in earnings from operations resulted from the same factors that impacted the third quarter. Operating margins for the first three quarters of 7.6% were slightly lower than the prior period operating margins of 7.9%. Similar to the third quarter, the lower margins are primarily a result of product mix, due to a larger sales volume from the turnkey services segment at lower margins than the print segment and reduced operating results from the healthcare segment.

     Restructuring Charge

     Earnings from operations for the second quarter of 1999 included a restructuring charge of $55.0 million. The restructuring initiatives primarily involved the Corporation's print segment and included three facility closings and the elimination of certain underperforming business assets. These initiatives resulted in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. At September 30, 2000 the remaining restructuring reserve was $8.3 million. It is expected that the restructuring activities will be substantially completed in 2000.

     Interest Expense

     Interest expense for the third quarter and the first three quarters of 2000 was $1.8 million and $3.6 million higher than the comparable periods in the prior year. This increase was primarily due to higher rates on short-term commercial paper and increased debt levels to support the common stock repurchase program, capital expenditures and working capital needs.

     Income Taxes

     As indicated below, the Corporation's 2000 third quarter and first three quarters effective income tax rates were comparable to the prior year periods before giving effect to the 1999 second quarter restructuring charge.

                                                 Effective Tax Rate

                                                 2000          1999
                                               --------      --------
           Third quarter                         39.2%         39.0%
           First three quarters                  39.3%         39.2%

     FINANCIAL CONDITION

     Liquidity and Capital Resources

     The Corporation's net working capital increased by approximately $43.8 million during the first three quarters of 2000. The increase was primarily in receivables and inventories and partially offset by an increase in accounts payable. Changes in working capital primarily related to the ramp-up of the Houston and Cork, Ireland facilities to support Compaq, the acquisition of Southeastern and increased print segment sales volumes.

     During the first three quarters of 2000, the Corporation repurchased approximately 1.3 million shares of common stock at an aggregate purchase price of $23.9 million pursuant to its common stock repurchase program. A combination of short-term borrowings and cash provided from operations funded these repurchases. At September 30, 2000, the share repurchase program had in excess of $80 million in authority remaining for future share repurchases. Future stock repurchases, if any are expected to be funded by a combination of cash provided from operations and short-term borrowings.

     Long-term debt as a percentage of total capitalization increased to 34.1% compared with 24.3% at January 1, 2000. This increase was a result of the Corporation converting $20 million of its short-term floating debt into long-term debt in March 2000 and issuing $50 million of 8.05% long-term debt in June 2000.

     Capital expenditures were $61.0 million during the first three quarters of 2000, consistent with the amount expended during the first three quarters of the prior year. Significant expenditures included additional equipment to support the Compaq contract, initial payments for four new presses and continued investment in new printing and digital imaging technologies. Capital requirements for the full year are expected to be approximately $100 million and will be funded by a combination of cash provided from operations and short-term borrowings.

     Item 3.

     Qualitative and Quantitative disclosure about Market Risk

     The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At September 30, 2000, the Corporation had notes payable outstanding aggregating $75.0 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $750,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal. Exposure to adverse changes in foreign exchange rates is considered minimal. Currently, the Corporation does not use derivative instruments to hedge foreign currency exposures; however, as the Corporation continues to invest in and grow foreign markets, forward contracts may be used to hedge exposures.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This document includes forward-looking statements. Statements that describe future expectations, plans, results or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products, the timing and magnitude of orders placed by Compaq, unanticipated changes in the level of capital expenditures, changes in interest rates and foreign exchange rates, changes in raw material costs and availability (especially paper), success with operational start-ups, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.



                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits -

           27 - Financial Data Schedule (EDGAR version only)

     (b) A Current Report on Form 8-K was filed on September 20, 2000. The Form 8-K reported (under Item 5) the Corporation's participation in an analyst conference and includes copies of the scripts used at such conference as an exhibit thereto.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION


/S/ GERALD A. HENSELER
------------------------------
Gerald A. Henseler
Executive Vice President,
  Chief Financial Officer and
  Treasurer

Date  November 14, 2000

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended September 30, 2000



Exhibit Number


      27 - Financial Data Schedule (EDGAR version only)