Form 10-K405
period 2000-12-30
BANTA CORP
filed 2001-03-23
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _________ to __________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-0148550
     ------------------------------                      ---------------------
      (State or other jurisdiction                            (IRS Employer
    of incorporation or organization)                          I.D. Number)

   225 Main Street, Menasha, Wisconsin                           54952
-----------------------------------------                ---------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (920) 751-7777 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
      Title of Each Class On Which Registered
            Common Stock, $.10 par value                 New York Stock Exchange
          Rights to Purchase Common Stock               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 2001: $643,385,000.

     Number of shares of common stock outstanding as of March 2, 2001:
24,570,158

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the year ended December 30, 2000 (incorporated into Parts I and II).
(2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 24, 2001 (incorporated into Part III).

                                     PART I
Item 1.    Business.

General.

         Banta Corporation (the "Corporation" or "Banta"), together with its subsidiaries, is one of the largest printing organizations in the United States, providing a broad range of printing and digital imaging services. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin, 54952. The Corporation had a total of approximately 8,000 employees at the end of fiscal 2000.

         The Corporation operates in two primary business segments, print and supply-chain management, with a smaller business operation in healthcare products. The print segment provides products, including digital imaging, and services to publishers of educational and general books and special-interest magazines, and is a supplier of consumer and business catalogs, and direct marketing materials. The supply-chain management segment provides product assembly, testing, fulfillment and product localization services primarily to technology companies in North America, Europe and the Far East. The healthcare products business is primarily engaged in the production of disposable products used in outpatient clinics, dental offices and hospitals. Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 includes further information on the Corporation's business segments.

         At the end of fiscal 2000, the Corporation's operations were conducted at 37 production facilities in the United States located in Wisconsin, Minnesota, California, Connecticut, Florida, Georgia, Illinois, Massachusetts, Missouri, Ohio, Tennessee, Texas, Utah, Virginia and Washington and at seven foreign production facilities located in Ireland, Scotland, The Netherlands, Singapore and Mexico.

         The following table sets forth the approximate percentage of printing segment net sales contributed by each class of similar products and services which accounted for ten percent or more of printing segment net sales for any of the last three fiscal years.

                             2000            1999           1998
                             ----            ----           ----

           Books              33%            29%             29%

           Direct Marketing   21              24             25

           Catalogs           22              23             24

           Magazines          19              17             16

           Other               5              7               6
                             ----            ----           ----

                  TOTAL      100%            100%           100%
                             ====            ====           ====


         This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections; plans; results; or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products, changes in raw material costs and availability, unanticipated changes in operation expenses, success with operational start ups, unanticipated production difficulties, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances

Customers.

         The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and magazine and catalog production. In addition to these production agreements, during 1999 the Corporation entered into a five-year agreement with Compaq Computer having a total revenue range of $600 million to $800 million. Under this contract, Banta configures, tests and distributes worldwide Compaq's hard drives, which are used in mid-range and high-end servers typically found in information technology centers. In connection with the Company contract, Banta opened a 260,000-square-foot complex in Houston, Texas to serve North America. Additional locations are in Ireland and Singapore in connection with the Compaq contract.

          Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 34%, 25% and 29% of net sales during 2000, 1999, and 1998, respectively. No customer accounted for more than 10% of the Corporation's net sales in 2000, 1999, or 1998. In the opinion of management, the loss of any single customer would not have a material long-term adverse effect on the Corporation.

Backlog.

         The Corporation is primarily a manufacturing services company and provides its customers with printing and supply-chain management services. Lead-time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors including cyclical paper availability. Backlogs for the printing segment would be expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available.

Markets Served.

         Set forth below is a description of the primary markets the Corporation serves:

o        Books

         Banta provides the book publishing market with a variety of print and electronic media products, in addition to a full range of value-added packaging, fulfillment and distribution services. Fifteen networked manufacturing and distribution centers across the United States and Mexico serve publishing customers in the educational, trade, professional and religious segments. Banta provides products ranging from softcover books, technical manuals and business directories, to specialty calendars, multimedia kits and instructional games. The Corporation expanded its capabilities with the acquisition of Southeastern Color Graphics in May 2000, which focuses on product niches within the elementary and high school markets.

o        Direct Marketing

         Printed materials for direct marketing customers are provided primarily by three plants. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Recent advances in imaging technology have enabled customers to obtain personalized direct mail pieces at press speeds. The Corporation's ability to promote these advanced one-to-one marketing products for direct marketers is a factor in its success. The Corporation's direct marketing customers are primarily marketers of financial services, packaged goods, and retail products and ad agencies.

o        Catalogs

         Two of the Corporation's facilities produce catalogs primarily for the specialty, business-to-business, industrial and retail catalog markets. Bindery services provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services are provided by various operating units of the Corporation, including computerized mail distribution planning systems. These services assist the Corporation's customers in minimizing postage costs and are an integral part of catalog printing services.

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

o        Supply-Chain Management

         The Corporation's product offerings for supply-chain management include manufacturing, procurement, testing, packaging, assembly and worldwide distribution services for computer software publishers, as well as manufacturers of computer hardware and consumer electronics primarily in the United States, Europe, and the Far East. The Corporation's facilities also perform computer disk replication, product packaging and distribution.

o        Healthcare Products

         One of the Corporation's operating units, Banta Healthcare Products, Inc. (BHP), converts poly film and paper into single-use products for the healthcare and food service industries. In addition, BHP extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include plastic garment covers, examination gowns, stretcher sheets, examination table paper and pillow covers. These disposable products are used in outpatient clinics, dental offices and hospitals. During 2000, production of several product lines was moved offshore to either Mexico or Asia to lower production costs.

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

         The Corporation's Digital Content Management Solutions Center in Cambridge Massachusetts provides sophisticated database systems for archiving, managing, retrieving and enabling multiple uses of customer digital information. The Corporation's service offerings also include interactive online products for the World Wide Web, including web site hosting and maintenance and electronic commerce solutions. During 2000, the Corporation continued to invest in the B-media digital content management system that automates a customer's production process by streamlining information storage and retrieval for print and electronic distribution.

Competitive Conditions.

         The Corporation is subject to competition from a large number of companies, several of which have greater resources and capacity than the Corporation. The graphic arts industry has continued to experience consolidation over the last few years. This trend has resulted in fewer competitors, several of which are larger than the Corporation in size and offer broader product offerings. The major competitive factors in the Corporation's business are quality of finished products, distribution capabilities, ongoing customer service, price and availability of time on equipment, including schedule flexibility, which is appropriate in size and function for a given project. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation. In recent years, excess capacity in the printing industry has resulted in lower unit prices. Despite the unit price reductions, the Corporation has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

Seasonality.

         There are seasonal fluctuations in the usage of printing equipment, which in times of low demand and excess capacity can give rise to price discounting. In the educational book market, for instance, activity is greater in the first half of the year, and in the other markets, activity is greater in the second half of the year. Computer software and hardware products for which the Company provides fulfillment and printing services are also typically in greater demand during the second half of the year, although the release of a new product by a major customer can increase activity on an "event" basis at any time during the year.

Raw Materials.

         The principal raw material used by the Corporation in the print segment is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

         During 2000, the price of paper increased on a composite average approximately 10%. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 1999 and 1998, the price of paper grades used most frequently by the Corporation remained stable. The Corporation uses a number of other raw materials including ink, resins, packaging materials and subcontracted components. The cost of these materials remained relatively stable in 2000, 1999 and 1998.

         Materials used for supply-chain management, assembly, testing and fulfillment are specific to the customer product and may include computer keyboards or components thereof, cables, printed manuals, various hardware components and packing materials. There is no dominant or major principal raw material.

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

         To help fulfill its research and development objectives, the Corporation maintains labs staffed with full-time personnel whose task is to enhance current technologies for market-specific applications. The effort is guided by the Corporation's Research and Development Council, which is made up of representatives from the Corporation's different operating groups. The Corporation also has increased its emphasis on the development of new products and services in many areas, including the development of digital technologies that encompass software solutions for digital content management and electronic commerce. During the last several years, 60 professional and technical employees have worked primarily on research and development activities. Additionally, approximately 10 persons from quality control and engineering devoted a portion of their time to research and development in fiscal 2000.

Environmental Factors.

         The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 2001. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws, in connection with disposal of waste materials and in connection with laws governing the remediation of sites at which the Corporation has previously disposed of waste materials. Requirements of the U.S. Environmental Protection Agency and state officials nationwide, relating to disposal of wastes in landfill sites, are increasing and resulting in higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but the Corporation presently believes that expenditures for these purposes will have a negative impact on its earnings and those of its competitors in the future. These increased costs should not have a material impact on the Corporation's competitive position, assuming similar expenditures are required to be made by competitors. The Corporation does not believe at the present time that any cost, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations.

         Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION


Name, Age, Position                   Business Experience During Last Five Years


Donald D. Belcher; 62(1)............  Chairman of the Board and Chief Executive
   Chairman and Chief                 Officer of the Corporation.
    Executive Officer


Stephanie A. Streeter; 43(1)..........President and Chief Operating Officer of
   President and Chief                the Corporation; Chief Operating Officer
    Operating Officer                 of idealab! (creator and operator of
                                      internet businesses) from January 2000 to December 2000; Group Vice President of
                                      Avery Dennison (diversified manufacturing company) from 1996 to 2000.


Gerald A. Henseler; 60..............  Executive Vice President and Chief
   Executive Vice President           Financial Officer of the Corporation.
    and Chief Financial Officer


Ronald D. Kneezel; 44...............  Vice President, General Counsel and
   Vice President, General            Secretary of the Corporation.
    Counsel and Secretary


Dennis J. Meyer; 45.................  Vice President Marketing of the
   Vice President Marketing           Corporation.


John E. Tiffany; 61.................  Vice President Manufacturing of the
   Vice President Manufacturing       Corporation.


Frank W. Rudolph; 44................  Vice President Human Resources of the
   Vice President Human Resources     Corporation since September 2000; Chief
                                      Administrative Officer of Overhead
                                      Door Corporation (designer,
                                      manufacturer and distributor of
                                      entrance systems) from 1997 until
                                      joining the Corporation; Executive
                                      Director, Human Resources of USWest,
                                      Inc. (provider of telecommunications
                                      services) from 1996 to 1997.


(1) Since January 22, 2001, Mr. Belcher has served as the Chairman and Chief Executive Officer of the Corporation. Stephanie A. Streeter was appointed President and Chief Operating Officer of the Corporation on that date.

There are no family relationships between the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his or her successor has been elected or appointed or until his or her death, resignation or removal.

Item 2.  Properties.

         The Corporation and its subsidiaries own operating plants located in Wisconsin, Connecticut, Ohio, Minnesota, Missouri, North Carolina, Tennessee, Utah and Virginia, as well as several warehouse facilities for storage of materials. As of the end of fiscal 2000, these owned facilities included approximately 3,822,000 square feet of space utilized as follows: office space - 349,000 square feet, manufacturing - 1,962,000 square feet and warehouse - 1,511,000 square feet. The Corporation also leases production facilities in Wisconsin, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Texas, Utah and Washington, as well as warehouse space in numerous locations. Foreign production facilities located in Ireland, Scotland, The Netherlands, Mexico and Singapore are also leased. The total of all leased facilities contain approximately 3,711,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

         One plant owned by the Corporation and certain equipment are pledged to secure issues of industrial revenue bonds in the principal amount of $1,210,000 as of December 30, 2000.

Item 3.  Legal Proceedings.

         The Corporation is not involved in any material pending legal proceedings, as defined by this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of December 30, 2000, approximately $85,607,000 of retained earnings was not restricted under these agreements.

         The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data.

         The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Operations.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 is hereby incorporated herein by reference in response to this Item.

Item 7A.  Quantitative and Qualitative Discussion about Market Risk.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Operations" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 is hereby incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are hereby incorporated herein by reference in response to a portion of this Item.

         The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 30, 2000 is hereby incorporated herein by reference in response to a portion of this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information under the captions "Election of Directors" and "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2001, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this Item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation.

         The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2001, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2001, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 13.  Certain Relationships and Related Transactions.

         The information under the captions " Election of Directors" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2001, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

                                                          PAGE REFERENCE

                                                                  ANNUAL REPORT
                                                    FORM 10-K    TO SHAREHOLDERS

1.  Financial Statements:
    Report of Independent Public Accountants                            23
    Consolidated Balance Sheets
     December 30, 2000 and January 1, 2000                              24
    For the fiscal years ended December 30, 2000,
     January 1, 2000, and January 2, 1999:
       Consolidated Statements of Earnings                              25
       Consolidated Statements of Cash Flows                            26
       Consolidated Statements of
        Shareholders' Investments                                       27
    Notes to Consolidated Financial Statements                         28-36

2.  Financial Statement Schedule:
    Report of Independent Public Accountants              14
    Schedule II - Valuation and Qualifying Accounts       15

    All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

3.  Exhibits:

    3. (a) Articles of Incorporation, as amended(1)
       (b) Bylaws, as amended

    4. (a) Note Purchase Agreement dated June 24, 1988(2)
       (b) Promissory Note Agreement dated July 17, 1990(3)
       (c) Rights Agreement dated October 29, 1991(4)
       (d) Note Purchase and Private Shelf Agreement dated May 12, 1994(5)
       (e) Amendment to Promissory Note Agreement dated July 17, 1990(6)
       (f) Note Purchase and Medium-term Note Agreement Dated November 2,
            1995(7)
       (g) Credit Agreement dated March 10, 2000 (8)
       (h) Amendment to Purchase and Private Shelf Agreement dated May 12, 1994 (9)

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

  *10. (a) Amended and Restated Supplemental Retirement Plan for Key Employees
       (b) Agreement with Gerald A. Henseler(10)
       (c) Agreement with Ronald D. Kneezel (11)
       (d) Form of Agreements with Dennis J. Meyer and John E. Tiffany (12)
       (e) Agreement with Donald D. Belcher(13)
       (f) 1985 Deferred Compensation Plan for Key Employees, as amended and restated(14)
       (g) 1988 Deferred Compensation Plan for Key Employees, as amended and restated(15)
       (h) Basic Form of Deferred Compensation Agreements under (pre-January
            1994) 1985 and 1988 Deferred Compensation Plans for Key
            Employees(16)
       (i) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees(17)
       (j) Deferred Compensation Plan for Directors, as amended(18)
       (k) Revised Form of Indemnity Agreements with Directors and Certain Officers(19)
       (l) Executive Trust Agreement(20)
       (m) Amendment to Executive Trust Agreement(21)
       (n) 1991 Stock Option Plan, as amended(22)
       (o) Description of Supplemental Long-term Disability Plan(23)
       (p) Letter Agreement with Donald D. Belcher(24)
       (q) Agreement with Gerald A. Henseler(25)
       (r) Banta Corporation 1995 Equity Incentive Plan, as amended(26)
       (s) Banta Corporation Director Stock Grant Plan(27)
       (t) Economic Profit Incentive Compensation Plan, as amended and restated(28)
       (u) Economic Profit Long-term Incentive Compensation Plan, as amended and restated(29)
       (v) Key Management Retention Plan(30)
       (w) Agreement with Stephanie A. Streeter
       (x) Amendment to the Deferred Compensation Plans for Key Employees

   13. Portions of Annual Report to Shareholders for fiscal year ended December 30, 2000 that are incorporated by reference herein.

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

(8) Exhibit No. 4(a) to Form 10-Q for the quarter ended April 1, 2000 is hereby incorporated herein by reference.

(9) Exhibit No. 4.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(10) Exhibit No. 10 to From 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

(11) Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(12) Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(13) Exhibit No. 10(f) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

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

(26) Exhibit No. 10.1 to Form 10-Q for the quarter ended July 3, 1999 is hereby incorporated herein by reference.

(27) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(28) Exhibit No. 10.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(29) Exhibit No. 10.2 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(30) Exhibit No. 10.4 to Form 10-Q for the quarter ended July 3, 1999 is hereby incorporated herein by reference.


All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

(b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended December 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Banta Corporation annual report to shareholders and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 29, 2001.

                                                    BANTA CORPORATION
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED December 30, 2000 and January 1, 2000 and January 2, 1999


                                                                 DOLLARS IN THOUSANDS
                       ---------------------------------------------------------------------------------------------------------
                            BALANCE,              ADDITIONS             CHARGES
                          BEGINNING OF           CHARGED TO               TO                                     BALANCE, END
                              YEAR                EARNINGS            RESERVE, NET             OTHER               OF YEAR
                       ------------------    ------------------    ------------------     -----------------    -----------------
Reserve for Doubtful
Receivables:

       2000           $           4,927     $           4,643     $            1,832     $          367(1)    $           8,105
                        ================      ================      =================      ================     ================

       1999           $           3,835     $           3,189     $            2,097     $               0    $           4,927
                        ================      ================      =================      ================     ================

       1998           $           3,708     $           1,728     $            1,757     $         156 (1)    $           3,835
                        ================      ================      =================      ================     ================


(1)      Consists of additions to the reserve related to acquisitions and reserve reclassifications.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BANTA CORPORATION


DATE:    March 23, 2001                           BY:  /s/ DONALD D. BELCHER
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


/s/ DONALD D. BELCHER                                        March 23, 2001
---------------------                                        --------------
Donald D. Belcher, Chairman and Chief
    Executive Officer


/s/ GERALD A. HENSELER                                       March 23, 2001
----------------------                                       --------------
Gerald A. Henseler, Executive Vice President,
    Chief Financial Officer, and Director


/s/ BERNARD S. KUBALE                                        March 23, 2001
---------------------                                        --------------
Bernard S. Kubale, Director


/s/ JAMESON A. BAXTER                                        March 23, 2001
---------------------                                        --------------
Jameson A. Baxter, Director


/s/ RICHARD L. GUNDERSON                                     March 23, 2001
------------------------                                     --------------
Richard L. Gunderson, Director


/s/ JOHN F. BERGSTROM                                        March 23, 2001
---------------------                                        --------------
John F. Bergstrom, Director

                                 EXHIBIT INDEX


Exhibit Number

     3(b)           Bylaws, as amended

     10(a)          Amended and Restated Supplemental Retirement Plan for
                    Key Employees

     10(w)          Agreement with Stephanie A. Streeter

     10(x)          Amendment to the Deferred Compensation Plans for Key
                    Employees

     13 Portions of the Annual Report to Shareholders for the fiscal year ended December 30, 2000

     21             List of Subsidiaries

     23             Consent of Arthur Andersen LLP