Form 10-Q
period 2001-03-31
BANTA CORP
filed 2001-05-15
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         The registrant had outstanding on March 31, 2001, 24,589,187 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001



                                      INDEX



                                                                    Page Number
PART I   FINANCIAL INFORMATION:

   Item 1 - Financial Statements

            Unaudited Consolidated Condensed Balance Sheets
               March 31, 2001 and December 30, 2000......................   3

            Unaudited Consolidated Condensed Statements of Earnings for
               the Three Months Ended March 31, 2001 and April 1, 2000...   4

            Unaudited Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 2001 and
               April 1, 2000............................................    5

            Notes to Unaudited Consolidated Condensed
               Financial Statements.....................................  6-8

   Item 2 - Management's Discussion and Analysis........................ 9-10

   Item 3 - Qualitative and Quantitative Disclosures about Market Risk..   11


PART II   OTHER INFORMATION AND SIGNATURES:

   Item 6 - Exhibits and Reports on Form 8-K............................   12

PART 1 Item 1. Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    (Dollars in thousands)
                                              March 31, 2001   December 30, 2000
                                              --------------   -----------------
ASSETS

Current Assets
Cash and cash equivalents                       $  30,955        $  27,660
Receivables                                       220,272          249,200
Inventories                                        93,509          108,109
Other current assets                               23,410           21,706
                                                ---------        ---------
Total Current Assets                              368,146          406,675
                                                ---------        ---------
Plant and Equipment                               889,488          876,243
Less accumulated depreciation                    (546,489)        (531,982)
                                                ---------        ---------
Plant and Equipment, net                          342,999          344,261
Other Assets                                       27,449           37,663
Cost in Excess of Net Assets of
 Subsidiaries Acquired                             65,190           65,925
                                                ---------        ---------
                                                $ 803,784        $ 854,524
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
Short-term debt                                 $  35,243        $  46,863
Accounts payable                                   93,916          117,499
Accrued salaries and wages                         31,388           43,235
Other accrued liabilities                          24,768           24,217
Current maturities of long-term debt                7,346            8,505
                                                ---------        ---------
Total Current Liabilities                         192,661          240,319
                                                ---------        ---------
Long-term Debt                                    176,546          179,202
Deferred Income Taxes                              24,449           24,106
Other Non-Current Liabilities                      42,134           39,985
                                                ---------        ---------
Total Liabilities                                 435,790          483,612
                                                ---------        ---------

Shareholders' Investment
Preferred stock-$.10 par value;
Authorized 300,000 shares; none issued                  0                0
Common stock-$.10 par value; Authorized
 75,000,000 shares; 27,733,587 and 27,709,103
 shares issued, respectively                        2,773            2,771
Amount in excess of par value of stock                426               43
Accumulated other comprehensive loss              (11,214)          (8,964)
Treasury stock, at cost (3,144,400 shares)        (66,814)         (66,814)
Retained earnings                                 442,823          443,876
                                                ---------        ---------
Total Shareholders' Investment                    367,994          370,912
                                                ---------        ---------
                                                $ 803,784        $ 854,524
                                                =========        =========

See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                 (Dollars in thousands)
                                                  Three Months Ended
                                           March 31, 2001   April 1, 2000
                                           --------------   ---------------

Net sales                                    $ 372,777        $ 341,534
Cost of goods sold                             305,381          275,027
                                             ---------        ---------
Gross earnings                                  67,396           66,507
Selling and administrative expenses             46,815           45,870
                                             ---------        ---------
Earnings from operations                        20,581           20,637
Interest expense                                (4,011)          (3,890)
Write-off of investment                        (12,500)               0
Other income (expense), net                        162             (353)
                                             ---------        ---------
Earnings before income taxes                     4,232           16,394
Provision for income taxes                       1,600            6,500
                                             ---------        ---------
Net earnings                                 $   2,632        $   9,894
                                             =========        =========

Basic earnings per share of common stock     $    0.11        $    0.39
                                             =========        =========

Diluted earnings per share of common stock   $    0.11        $    0.39
                                             =========        =========

Cash dividends per common share              $    0.15        $    0.15
                                             =========        =========

See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)
                                                     Three Months Ended
                                               March 31, 2001    April 1, 2000
                                               --------------   ----------------
Cash Flows From Operating Activities
Net earnings                                       $  2,632      $  9,894
Depreciation and amortization                        18,952        18,107
Deferred income taxes                                   194        (2,505)
Cash paid for restructuring                            (596)       (1,862)
Write-off of investment                              12,500          --
Change in assets and liabilities:
Decrease in receivables                              28,403         1,767
Decrease (increase) in inventories                   14,600        (7,330)
Increase in other current assets                     (1,555)       (1,126)
(Decrease) increase in accounts payable
and accrued liabilities                             (34,283)       14,827
Increase in other non-current assets                 (2,046)         (634)
Other, net                                              (47)       (1,181)
                                                   --------      --------
Cash provided from operating activities              38,754        29,957
                                                   --------      --------

Cash Flows From Investing Activities
Capital expenditures, net                           (15,499)      (25,761)
Additions to long-term investments                   (1,223)       (3,695)
                                                   --------      --------
Cash used for investing activities                  (16,722)      (29,456)
                                                   --------      --------

Cash Flows From Financing Activities
Repayment of short-term debt, net                   (11,620)       (6,843)
Proceeds from issuance of long-term debt               --          20,000
Repayment of long-term debt                          (3,815)       (1,229)
Dividends paid                                       (3,685)       (3,858)
Proceeds from exercise of stock options                 383          --
Repurchase of common stock                             --         (11,961)
                                                   --------      --------
Cash used for financing activities                  (18,737)       (3,891)
                                                   --------      --------

Net increase (decrease) in cash                       3,295        (3,390)
Cash and cash equivalents at beginning of period     27,660        27,651
                                                   --------      --------
Cash and cash equivalents at end of period         $ 30,955      $ 24,261
                                                   ========      ========

Cash payments for:
Interest, net of amount capitalized                $  2,562      $  2,007
Income taxes                                            885         3,341

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

      In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001.

2)    Inventories

      The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

      Inventory amounts at March 31, 2001 and December 30, 2000 were as follows:

                                                                (Dollars in thousands)
                                                           March 31, 2001      December 30, 2000
          Raw Materials and Supplies                          $ 56,255             $  58,513
          Work-In-Process and Finished Goods                    37,254                49,596
                                                              --------             ---------
             FIFO value (current cost of all inventories)     $ 93,509             $ 108,109
                                                              ========             =========


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

           The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                                     March 31, 2001             April 1, 2000
                                     --------------             -------------
                Basic                     24.6                      25.5
                Diluted                   24.7                      25.5


4)    Comprehensive Income

      Total comprehensive income, comprised of net income and other comprehensive income (loss), was $382,000 and $8,428,000 for the first quarter of 2001 and 2000, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)    Segment Information

      The Corporation operates in two primary business segments, print and turnkey services, with other business operations in healthcare products. Summarized segment data for the three months ended March 31, 2001 and April 1, 2000 are as follows:


           -------------------------------------------------------------------------------------------------------------
                                                                            Turnkey
           Dollars in thousands                           Printing          Services       Healthcare             Total
           -------------------------------------------------------------------------------------------------------------

           2001
           Net sales                                      $256,009           $91,795          $24,973          $372,777
           Earnings from operations                         17,424             5,833            2,537            25,794

           2000
           Net sales                                      $256,516           $60,009          $25,009          $341,534
           Earnings from operations                         20,732             1,223            2,615            24,570

           The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements:

                 Dollars in thousands                      2001           2000

                 Reportable segment earnings             $25,794        $24,570
                 Unallocated corporate expenses           (5,213)        (3,933)
                 Interest expense                         (4,011)        (3,890)
                 Write-off of investment                 (12,500)            -
                 Other income (expense)                      162           (353)
                                                         -------       --------
                 Earnings before income taxes            $ 4,232       $ 16,394
                                                         =======       ========

6)    Restructuring Charge

      In the second quarter of 1999, the Corporation recorded a restructuring charge of $55 million ($38.5 million or $1.40 diluted share, after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain underperforming business assets. With the exception of continued lease payments for certain of the closed facilities, all restructuring actions were substantially completed in 2000. At March 31, 2001, the remaining restructuring reserve balance was $6.2 million.

7)    Write-off of Investment

      As a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market, XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001. In response to Xyan's filing for bankruptcy, the Corporation wrote-off its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 diluted share, after tax).

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


           RESULTS OF OPERATIONS

           Net Sales

           Net sales for the first quarter of 2001 increased to $372.8 million, 9.1% higher than the $341.5 million in the prior year quarter.

           First quarter sales for the print segment were $256.0 million, substantially equivalent to the prior year's $256.5 million. Sales in the book market for the first quarter of 2001 were comparable to the prior year period. Lower than expected sales to educational and trade book customers were offset by the sales volume generated by Southeastern Color Graphics, a second quarter 2000 acquisition. Increased market share more than offset the approximate 2% lower page counts impacting sales for the magazine market. Paper prices for the current year first quarter were consistent with the prior year first quarter.

           Supply-chain management sales of $91.8 million for the current quarter were 53% higher than the prior period's $60.0 million. This increase was partially due to a full quarter of activity for Compaq in three geographic locations, U.S., Europe and Asia. The Corporation also began serving other major technology companies during the first quarter and continued its expansion into Mexico to serve additional customers.

           Healthcare sales of $25.0 million for the current year first quarter were comparable to the prior period sales.

           Earnings from Operations

           First quarter earnings from operations were $20.6 million, consistent with the prior year's $20.6 million. Operating margins of 5.5% were slightly lower than the prior year operating margins of 6.0%, primarily due to product mix and lower print segment margins. This reduction was partially offset by higher supply-chain management operating margins. Increased sales volume from supply-chain management will lower the overall-operating margin for the Corporation because of the higher material content of this segment's products.

           Print segment earnings from operations were 16.0% lower than the prior year and operating margins for this segment decreased to 6.8% from 8.1% in 2000. These reductions were a result of lower utilization at most print facilities and higher gas and electric costs and employee healthcare costs. Utility costs for the current year first quarter were approximately $1.3 million higher than the prior year period.

           Earnings from operations for the supply-chain management segment increased nearly five-fold from $1.2 million for the first quarter of 2000 to $5.8 million for the current year first quarter. Operating margins increased to 6.4% from 2.0% in 2000. These improvements were primarily due to improved utilization at the facilities servicing the Compaq contract and strong volume increases at other U.S., European and Mexican facilities. Prior-year first quarter results were impacted by the continued ramp-up of the Houston facility and the start-up of the European facility servicing Compaq.

           Healthcare segment earnings from operations were consistent with the prior year period. Operating margins were slightly lower than the prior year first quarter due to continuing pricing pressures and increasing raw material prices.

           Investment Write-off

           As a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market, XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001. In response to Xyan's filing for bankruptcy, the Corporation wrote-off its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 diluted share, after tax).

           Interest Expense

           Interest expense for the first quarter of 2001 was comparable to the prior year first quarter.

           Income Taxes

           The Corporation's effective first quarter income tax rate for 2001 of 37.8% was slightly lower than the 2000 first quarter rate of 39.6%. The current year tax rate was impacted by the rate applied to the investment write-off. Without giving effect to the investment write-off, the effective income tax rate for the first quarter of 2001 was 39.4%.


           FINANCIAL CONDITION

           Liquidity and Capital Resources

           The Corporation's net working capital increased by approximately $9.1 million during the first quarter of 2001 due to a decrease in payables and accrued liabilities. These decreases more than offset the reductions in receivables and inventory. Reductions in these balances from December 30, 2000 were primarily due to lower sales volume for the first quarter of 2001 compared to the fourth quarter of 2000.

           Capital expenditures were $15.5 million during the first quarter of 2001, a decrease of $10.3 million from the amount expended during the prior year first quarter. Included in the prior year capital expenditure amount were significant expenditures to support the Compaq start-up. Capital requirements for the full year are expected to be approximately $90 million and will be funded by a combination of cash provided from operations and borrowings. During the first quarter of 2001, the Corporation repurchased no shares of common stock.

           Long-term debt as a percentage of total capitalization at March 31, 2001 was comparable to the percentage at December 30, 2000.

           Future Outlook

           Projections for the Corporation's second quarter are for revenues and earnings to be comparable with the prior year second quarter. Supply-chain management results are expected to exceed the prior year, while print segment revenues and earnings are expected to be lower.

           Cautionary Statements for Forward-Looking Information

           This document includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customer order patterns or demand for the Corporation's products and services, changes in raw material costs and availability, unanticipated changes in operating expenses, unanticipated production difficulties, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.


     Item 3.  Qualitative and Quantitative Disclosures About Market Risk

           The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At March 31, 2001, the Corporation had notes payable outstanding aggregating $35.2 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $352,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

           Exposure to adverse changes in foreign exchange rates is considered immaterial. Any potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

                           PART II: OTHER INFORMATION


Item  6. Exhibits and Reports on Form 8-K

         (a)   No exhibits are being filed with this report.

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


     Date:  May 15, 2001