Form 10-Q
period 2001-06-30
BANTA CORP
filed 2001-08-14
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to___________

Commission File Number 0-6187

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                             39-0148550
--------------------------------                                   -------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No / /

         The registrant had outstanding on June 30, 2001, 24,631,710 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2001


                                      INDEX


                                                                     Page Number

PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements

             Unaudited Consolidated Condensed Balance
              Sheets June 30, 2001 and December 30, 2000 ....................  3

             Unaudited Consolidated Condensed Statements
              of Earnings for the Three Months and Six
              Months Ended June 30, 2001 and July 1, 2000 ...................  4

             Unaudited Consolidated Condensed Statements
              of Cash Flows for the Six Months Ended
              June 30, 2001 and July 1, 2001 ................................  5

             Notes to Unaudited Consolidated Condensed
              Financial Statements ........................................  6-8

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .......... 9-11

         Item 3 - Quantitative and Qualitative Disclosures
                   about Market Risk ........................................ 11


PART II   OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders ....... 12

         Item 6 - Exhibits and Reports on Form 8-K .......................... 12

 PART I  Item 1.  Financial Statements


                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   (Dollars in thousands)
                                             June 30, 2001     December 30, 2000
                                             -------------     -----------------
ASSETS

Current Assets
  Cash and cash equivalents                    $   28,934         $   27,660
  Receivables                                     215,224            249,200
  Inventories                                      94,673            108,109
  Other current assets                             25,151             21,706
                                               ----------         ----------
         Total Current Assets                     363,982            406,675
                                               ----------         ----------
Plant and Equipment                               900,087            876,243
Less: Accumulated Depreciation                   (558,073)          (531,982)
                                               ----------         ----------
Plant and Equipment, net                          342,014            344,261
Other Assets and Investments                       25,899             37,663
Cost in Excess of Net Assets
 of Subsidiaries Acquired                          65,048             65,925
                                               ----------         ----------
                                               $  796,943         $  854,524
                                               ==========         ==========


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Short-term debt                              $   22,101         $   46,863
  Accounts payable                                 88,974            117,499
  Accrued salaries and wages                       28,414             43,235
  Other accrued liabilities                        30,698             24,217
  Current maturities of long-term debt             13,360              8,505
                                               ----------         ----------
         Total Current Liabilities                183,547            240,319
                                               ----------         ----------
Long-term Debt                                    168,911            179,202
Deferred Income Taxes                              24,463             24,106
Other Non-Current Liabilities                      43,692             39,985
                                               ----------         ----------
         Total Liabilities                        420,613            483,612
                                               ----------         ----------

Shareholders' Investment
  Preferred stock-$10 par value;
   authorized 300,000 shares; none
   issued                                               0                  0
  Common stock-$.10 par value;
   Authorized 75,000,000 shares;
   27,776,110 and 27,711,028 shares
   issued, respectively                             2,777              2,771
  Amount in excess of par value of stock            1,333                 43
  Accumulated other comprehensive loss            (12,571)            (8,964)
  Treasury stock, at cost (3,144,400 shares)      (66,814)           (66,814)
  Retained earnings                               451,605            443,876
                                               ----------         ----------
         Total Shareholders' Investment           376,330            370,912
                                               ----------         ----------
                                               $  796,943         $  854,524
                                               ==========         ==========


See accompanying notes to consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                (Dollars in thousands, except per share amounts)

                                  Three Months Ended        Six Months Ended
                                 June 30,     July 1,     June 30,     June 1,
                                   2001        2000         2001        2000
                                 ---------   ---------    ---------   ---------

Net Sales                        $337,396    $358,592     $710,173    $700,126
Cost of goods sold                265,456     284,101      570,837     559,128
                                 --------    --------     --------    --------
   Gross earnings                  71,940      74,491      139,336     140,998
Selling and administrative
 expenses                          48,777      49,319       95,592      95,189
                                 --------    --------     --------    --------
   Earnings from operations        23,163      25,172       43,744      45,809
Interest expense                   (3,493)     (3,738)      (7,504)     (7,628)
Write-off of investment                 -           -      (12,500)          -
Other income (expense), net           801        (590)         963        (943)
                                 --------    --------     --------    --------
   Earnings before income taxes    20,471      20,844       24,703      37,238
Provision for income taxes          8,000       8,200        9,600      14,700
                                 --------    --------     --------    --------
   Net earnings                  $ 12,471    $ 12,644     $ 15,103    $ 22,538
                                 ========    ========     ========    ========

Basic earnings per share of
 common stock                       $0.51       $0.50        $0.61       $0.89
                                 ========    ========     ========    ========

Diluted earnings per share of
 common stock                       $0.50       $0.50        $0.61       $0.89
                                 ========    ========     ========    ========

Cash dividends per common share     $0.15       $0.15        $0.30       $0.30
                                 ========    ========     ========    ========


See accompanying notes to consolidated financial statements.

                       BANTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       (Dollars in thousands)
                                                          Six Months Ended
                                                   June 30, 2001    July 1, 2000
                                                   -------------    ------------
Cash Flows From Operating Activities
  Net earnings                                       $ 15,103         $ 22,538
  Depreciation and amortization                        37,571           36,681
  Deferred income taxes                                   208              789
  Cash paid for restructuring                            (800)          (3,139)
  Write-off of investment                              12,500                -
  (Gain) loss on sale of assets                          (161)              76
  Change in assets and liabilities, net of
   acquisition:
    Decrease in receivables                            33,451              669
    Decrease (increase) in inventories                 13,436          (28,684)
    Decrease (increase) in other current assets        (3,296)             658
    (Decrease) increase in accounts payable
     and accrued liabilities                          (36,065)          19,703
    Increase in other non-current assets               (1,572)          (1,369)
    Other, net                                           (232)          (1,507)
                                                     --------         --------
        Cash provided from operating activities        70,143           46,415
                                                     --------         --------

Cash Flows From Investing Activities
     Capital expenditures, net                        (31,167)         (44,239)
     Cash used for acquisitions, net of
      cash acquired                                         -          (11,547)
     Additions to long-term investments                (1,426)         (10,416)
                                                     --------         --------
        Cash used for investing activities            (32,593)         (66,202)
                                                     --------         --------

Cash Flows From Financing Activities
     Repayments of short-term debt, net               (24,762)         (32,496)
     (Repayment of) proceeds from long-term debt       (5,436)          67,399
     Dividends paid                                    (7,374)          (7,639)
     Proceeds from exercise of stock options            1,296                -
     Repurchase of common stock                             -          (16,736)
                                                     --------         --------
        Cash (used for) provided by
         financing activities                         (36,276)          10,528
                                                     --------         --------

Net increase (decrease) in cash                         1,274           (9,259)
Cash and cash equivalents at beginning
 of period                                             27,660           27,651
                                                     --------         --------
        Cash and cash equivalents at end
         of period                                   $ 28,934         $ 18,392
                                                     ========         ========

Cash payments for:
  Interest, net of amount capitalized                $  6,742         $  6,396
  Income taxes                                          2,343           17,595


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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead. Inventory amounts at June 30, 2001 and December 30, 2000 were as follows:

                                                        (Dollars in thousands)
                                                       June 30,     December 30,
                                                         2001           2000
                                                       --------     ------------
     Raw Materials and Supplies                        $ 48,857      $  58,513
     Work-In-Process and Finished Goods                  45,816         49,596
                                                       --------      ---------
     FIFO value (current cost of all inventories)      $ 94,673      $ 108,109
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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                       Three Months Ended                Six Months Ended
                  -----------------------------    -----------------------------
                  June 30, 2001    July 1, 2000    June 30, 2001    July 1, 2000
                  -------------    ------------    -------------    ------------
     Basic             24.6            25.1             24.6            25.3
     Diluted           24.8            25.1             24.8            25.3


4)   Comprehensive Income

     Total comprehensive income, comprised of net earnings and other comprehensive income (loss), was $11,114,000 and $12,131,000 for the second quarter of 2001 and 2000, respectively. For the first half of 2001 and 2000, comprehensive income was $11,496,000 and $20,559,000 respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in two primary business segments, print, and turnkey services with other business operations in healthcare products. Summarized segment data for the three months ended June 30, 2001 and July 1, 2000 are as follows:

                                             Turnkey
     Dollars in thousands        Printing    Services    Healthcare      Total
     --------------------------------------------------------------------------

     2001
     Net sales                   $226,788     $85,450      $25,158     $337,396
     Earnings from operations      19,813       5,392        2,529       27,734

     2000
     Net sales                   $263,260     $69,218      $26,114     $358,592
     Earnings from operations      24,685       3,507        1,986       30,178

     Summarized segment data for the six months ended June 30, 2001 and July 1, 2000 are as follows:

                                             Turnkey
     Dollars in thousands        Printing    Services   Healthcare       Total
     --------------------------------------------------------------------------

     2001
     Net sales                   $482,797    $177,245     $50,131      $710,173
     Earnings from operations      37,237      11,225       5,066        53,528

     2000
     Net sales                   $519,776    $129,227     $51,123      $700,126
     Earnings from operations      45,417       4,730       4,601        54,748


     The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and six months ended June 30, 2001 and July 1, 2000:

                                      Three Months Ended      Six Months Ended
                                      ------------------      ----------------
                                      June 30,   July 1,    June 30,    July 1,
     Dollars in thousands               2001      2000        2001       2000
                                      --------   --------   ---------   --------
     Reportable segment earnings      $27,734    $30,178    $ 53,528    $54,748
     Unallocated corporate expenses    (4,571)    (5,006)     (9,784)    (8,939)
     Interest expense                  (3,493)    (3,738)     (7,504)    (7,628)
     Write-off of investment                -          -     (12,500)         -
     Other income (expense)               801       (590)        963       (943)
                                      -------    -------    --------    -------
     Earnings before income taxes     $20,471    $20,844    $ 24,703    $37,238
                                      =======    =======    ========    =======

6)   Write-off of Investment

     XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001 as a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market. In response to Xyan's filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 diluted share, after tax).

7)   Accounting Pronouncement

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards associated with goodwill, defined by the Corporation as Costs in Excess of Net Assets of Subsidiaries Acquired, and other intangible assets. At the time of adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also stipulates that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Corporation will adopt SFAS No. 142 on December 30, 2001. The adoption of SFAS No. 142 is expected to decrease amortization expense in fiscal 2002 by approximately $2.7 million. Although recognition of an impairment loss is not anticipated, the Corporation will perform the necessary impairment tests to assess whether or not recognition of an impairment loss is necessary.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2001 were $337.4 million, 5.9% lower than the $358.6 million in the prior year quarter.

Second quarter sales for the print segment were $226.8 million, a 13.9% decrease from the prior year's $263.3 million. The decrease in print segment sales is primarily attributable to a lower utilization within most of the Corporation's print facilities and a reduction in paper prices of approximately 5% compared to the prior year quarter. Educational book and component sales were lower due to delays in textbook adoption activity and higher 2000 year-end customer inventories, which reduced activity during the first six months of 2001. Reductions in page counts of approximately 10%, lowered sales in the magazine market while catalog market sales were lower due to increased postage costs and the challenging economic environment.

Supply-chain management sales of $85.5 million for the current quarter were 23.5% higher than the prior period's $69.2 million. This increase was partially due to a full quarter of activity under the Corporation's fulfillment contract with Compaq in each of three geographic locations, namely the U.S., Europe, and Asia. Additional outsourcing opportunities with other technology companies in Europe also increased second quarter sales compared to the prior year.

Healthcare sales of $25.2 million for the current year second quarter were slightly lower than the prior period sales of $26.1 million.

Net sales for the first half of 2001 increased to $710.2 million, slightly higher than the $700.1 million in the first half of last year. Print segment sales for the six-month period were $482.8 million in 2001 compared to $519.8 million in 2000. Sales for the supply-chain management segment reached $177.2 million, 37% higher than the prior year six months $129.2 million. Healthcare sales were consistent at approximately $50 million. Trends in operating activity levels for the first two quarters were similar to those described above for the second quarter.

Earnings from operations

Second quarter earnings from operations were $23.2 million, 8.0% lower than the prior year's $25.2 million. Operating margins of 6.9% were slightly lower than the prior year operating margins of 7.0%, primarily due to product mix.

Print segment earnings from operations for the second quarter decreased 19.7% from the prior year and operating margins for this segment decreased to 8.7% from 9.4%. These reductions were due to aforementioned sales reductions and lower utilization primarily within the educational book and component market. Partially offsetting these reductions were improved utilization of in-line imaging equipment within the direct marketing business and improved operational efficiencies within the consumer catalog business.

Earnings from operations for the supply-chain management segment increased $1.9 million or 53.7% from the prior year period. Operating margins increased to 6.3% from 5.1% in 2000. These improvements were primarily due to improved utilization at the European facilities servicing the Compaq contract and the aforementioned sales increases at other European facilities.

Healthcare segment earnings from operations were 27.3% higher than the prior year period and operating margins were 10.1% compared to 7.6% in the prior year. This segment benefited from last year's domestic manufacturing and global sourcing initiatives, which included establishing a management office in Hong Kong and forming supply relationships in Asia. The prior year earnings were lower as a result of the start-up costs associated with these initiatives.

Earnings from operations for the first half of 2001 decreased to $43.7 million, 4.5% lower than the prior year's $45.8 million. Operating margins of 6.2% were slightly lower than the prior year's 6.5%. Print segment earnings from operations for the six-month period were 18.0% lower than the prior year period due to the aforementioned reductions in the second quarter in addition to higher utility and employee healthcare costs during the first quarter of 2001 compared to the prior year first quarter. Earnings from operations for the supply-chain management segment were 137% higher for the current year six-month period compared to the prior year primarily due to improved utilization at all the facilities servicing Compaq and strong volume increases at other U.S., Europe and Mexican facilities. Healthcare segment earnings from operations for the first half of 2001 improved due to the same factors that impacted the 2001 second quarter.

Investment Write-off

XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001 as a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market. In response to Xyan's filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 diluted share, after tax).

Interest Expense

Interest expense for the second quarter and first six months of 2001 was comparable to the prior year periods.

Income Taxes

As indicated below, the Corporation's effective second quarter and first half income tax rates for 2001 were slightly lower than the 2000 rates. The current year tax rate was impacted by the rate applied to the first quarter investment write-off along with higher tax-exempt earnings and foreign earnings taxed at lower rates. Without giving effect to the investment write-off, the effective income tax rate for the first six months was 39.2%.

                                       Effective Tax Rate

                                      2001            2000
                                   ----------      ----------

          Second Quarter             39.1%            39.3%
          First Half                 38.9%            39.5%


FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation's net working capital increased by approximately $14 million during the first half of 2001 due to a decrease in payables and short-term debt. These decreases more than offset the reductions in receivables and inventory. Reductions in these balances from December 30, 2000 were primarily due to lower sales volume. Reduced capital spending and no share repurchases in the first six months of 2001 resulted in a reduction in short-term borrowings.

Capital expenditures were $31.2 million during the first half of 2001, a decrease of $13.1 million from the amount expended during the prior year first half. Included in the prior year capital expenditure amount were significant expenditures to support the Compaq start-up. Capital requirements for the full year are now expected to be approximately $65 to $70 million and will be funded by a combination of cash provided from operations and short-term borrowings. As a result of lower capital requirements, the Corporation's availability under short-term credit facilities increased from $58.1 million at December 30, 2000 to $82.9 million at June 30, 2001.

Long-term debt as a percentage of total capitalization at June 30, 2001 of 31.0% was comparable to the percentage at December 30, 2000.

Future Outlook

The Corporation believes that given the continued soft economy, it will be a challenge to fully achieve the levels of revenue and earnings reached during last year's exceptionally strong second six months. Thus, for the full-year 2001, the Corporation's diluted earnings per share are expected to be comparable to last year, before the one-time charge taken during 2001's first quarter.

Cautionary Statements for Forward-Looking Information

This document includes forward-looking statements. Statements that describe future expectations including revenue and earnings projections, plans or strategies are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customer order patterns or demand for the Corporation's products and services, changes in raw material costs and availability, unanticipated changes in operating expenses, unanticipated production difficulties, demand for products and services in the technology sector and general changes in economic conditions. These factors could be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At June 30, 2001, the Corporation had notes payable outstanding aggregating $22.1 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $221,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Any potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers. The Corporation also manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate a portion of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

Based on the Corporation's overall foreign currency exchange rate exposure at June 30, 2001, a 10% change in foreign currency exchange rates will not have a material effect on the Corporation's balance sheet, statement of earnings or cash flows.

                           PART II: OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 24, 2001, all of the persons nominated as directors were elected for terms expiring at the 2002 annual meeting. The following table sets forth certain information with respect to such election:

                                                                 Shares
                                           Shares              Withholding
          Name                            Voted For             Authority
          ----                            ---------            -----------

          Jameson A. Baxter              20,888,179              546,422
          Donald D. Belcher              20,891,265              543,336
          John F. Bergstrom              20,890,437              544,164
          Henry T. DeNero                20,899,541              535,060
          Richard L. Gunderson           20,881,630              552,971
          Gerald A. Henseler             20,896,783              537,818
          Bernard S. Kubale              20,698,930              735,671
          Raymond C. Richelsen           20,888,770              545,831
          Michael J. Winkler             20,656,590              778,011

          In addition, at the annual meeting, shareholders approved the Banta Corporation Equity Incentive Plan, as amended. With respect to such matter, the number of shares voted for and against was 14,004,063 and 4,828,837, respectively. The number of shares abstaining was 324,400. There were no shares subject to broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits -

                    3.1 - Amendment to By-laws
                    3.2 - By-laws as amended
                   10.1 - Equity Incentive Plan, as amended
                   10.2 - Executive Deferred Compensation Plan "B"

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

BANTA CORPORATION


/S/GERALD A. HENSELER
-------------------------------
Gerald A. Henseler
Executive Vice President, Chief
Financial Officer and Treasurer

Date  August 14, 2001

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended June 30, 2001


Exhibit Number
--------------

      3.1              Amendment to By-laws

      3.2              By-laws, as amended

     10.1              Equity Incentive Plan, as amended

     10.2              Executive Deferred Compensation Plan "B"