Form 10-Q
period 2001-09-29
BANTA CORP
filed 2001-11-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 29, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________to___________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                          39-0148550
----------                                                         ----------
(State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                                 I.D. Number)


225 Main Street, Menasha, Wisconsin                                      54952
-----------------------------------                                      -----
(Address of principal executive offices                            (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         The registrant had outstanding on September 29, 2001, 24,685,753 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 29, 2001



                                      INDEX



                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements

                  Unaudited Consolidated Condensed Balance Sheets
                     September 29, 2001 and December 30, 2000  ...........   3

                  Unaudited Consolidated Condensed Statements of
                     Earnings for the Three Months and Nine Months
                     Ended September 29, 2001 and September 30, 2000  ....   4

                  Unaudited Consolidated Condensed Statements of
                     Cash Flows for the Nine Months Ended September 29,
                     2001 and September 30, 2001..........................   5

                  Notes to Unaudited Consolidated Condensed
                     Financial Statements ................................ 6-8

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  ................. 9-11

         Item 3 - Qualitative and Quantitative Disclosures about
                    Market Risk ..........................................   11


PART II   OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K  ......................   12

 PART I  Item 1.  Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                                            (Dollars in thousands)
                                                        September 29,     December 30,
                                                             2001             2000
ASSETS
Current Assets
     Cash and cash equivalents                             $  47,842       $  27,660
     Receivables                                             238,280         249,200
     Inventories                                              84,811         108,109
     Other current assets                                     24,121          21,706
                                                           ---------       ---------
              Total Current Assets                           395,054         406,675
                                                           ---------       ---------
Plant and Equipment                                          901,280         876,243
Less: Accumulated Depreciation                              (567,230)       (531,982)
                                                           ---------       ---------
Plant and Equipment, net                                     334,050         344,261
Other Assets and Investments                                  25,823          37,663
Cost in Excess of Net Assets of Subsidiaries Acquired         64,788          65,925
                                                           ---------       ---------
                                                           $ 819,715       $ 854,524
                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Short-term debt                                       $  16,052       $  46,863
     Accounts payable                                         95,024         117,499
     Accrued salaries and wages                               31,160          43,235
     Other accrued liabilities                                33,875          24,217
     Current maturities of long-term debt                     10,126           8,505
                                                           ---------       ---------
              Total Current Liabilities                      186,237         240,319
                                                           ---------       ---------
Long-term Debt                                               168,776         179,202
Deferred Income Taxes                                         24,723          24,106
Other Non-Current Liabilities                                 44,587          39,985
                                                           ---------       ---------
             Total Liabilities                               424,323         483,612
                                                           ---------       ---------

Shareholders' Investment
     Preferred stock-$10 par value;
         authorized 300,000 shares; none issued                 --              --
     Common stock-$.10 par value;
         authorized 75,000,000 shares; 27,830,153
         and 27,711,028 shares issued, respectively            2,783           2,771
     Amount in excess of par value of stock                    2,366              43
     Accumulated other comprehensive loss                     (9,601)         (8,964)
      Treasury stock, at cost (3,144,400 shares)             (66,814)        (66,814)
     Retained earnings                                       466,658         443,876
                                                           ---------       ---------
             Total Shareholders' Investment                  395,392         370,912
                                                           ---------       ---------
                                                           $ 819,715       $ 854,524
                                                           =========       =========

See accompanying notes to consolidated financial statements

                                      BANTA CORPORATION AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                              (Dollars in thousands, except per share amounts)
                                                         Three Months Ended                          Nine Months Ended
                                               September 29, 2001    September 30, 2000   September 29, 2001   September 30, 2000
Net Sales                                          $   376,615          $   417,395          $ 1,086,788          $ 1,117,521
Cost of goods sold                                     298,171              330,520              869,008              889,648
                                                   -----------          -----------          -----------          -----------
    Gross earnings                                      78,444               86,875              217,780              227,873
Selling and administrative expenses                     44,062               50,180              139,654              145,369
                                                   -----------          -----------          -----------          -----------
    Earnings from operations                            34,382               36,695               78,126               82,504
Interest expense                                        (3,303)              (4,772)             (10,807)             (12,400)
Write-off of investment                                   --                   --                (12,500)                --
Other income (expense), net                               (531)                (276)                 432               (1,219)
                                                   -----------          -----------          -----------          -----------
    Earnings before income taxes                        30,548               31,647               55,251               68,885
Provision for income taxes                              11,800               12,400               21,400               27,100
                                                   -----------          -----------          -----------          -----------
    Net earnings                                   $    18,748          $    19,247          $    33,851          $    41,785
                                                   ===========          ===========          ===========          ===========
Basic earnings per share of common stock           $      0.76          $      0.78          $      1.37          $      1.67
                                                   ===========          ===========          ===========          ===========
Diluted earnings per share of common stock         $      0.75          $      0.78          $      1.36          $      1.67
                                                   ===========          ===========          ===========          ===========
Cash dividends per common share                    $      0.15          $      0.15          $      0.45          $      0.45
                                                   ===========          ===========          ===========          ===========



See accompanying notes to consolidated financial statements.

                          BANTA CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (Dollars in thousands)
                                                                       Nine Months Ended
                                                             September 29, 2001   September 30, 2000
Cash Flows From Operating Activities
     Net earnings                                                  $  33,851          $  41,785
     Depreciation and amortization                                    56,370             55,795
     Deferred income taxes                                               468              1,330
     Cash paid for restructuring                                      (1,185)            (3,678)
     Write-off of investment                                          12,500               --
     (Gain) loss on sale of assets                                      (160)                91
     Change in assets and liabilities, net of acquisition:
          Decrease (increase) in receivables                          10,395            (49,885)
          Decrease (increase) in inventories                          23,298            (26,043)
          (Increase) decrease in other current assets                 (2,266)               722
          (Decrease) increase in accounts payable
               and accrued liabilities                               (23,707)            48,165
          (Increase) decrease in other non-current assets             (2,060)               464
          Other, net                                                   3,143             (2,166)
                                                                   ---------          ---------
               Cash provided from operating activities               110,647             66,580
                                                                   ---------          ---------

Cash Flows From Investing Activities
     Capital expenditures, net                                       (40,151)           (60,995)
     Cash used for acquisitions, net of cash acquired                   --              (11,547)
     Additions to long-term investments                               (1,964)           (13,643)
                                                                   ---------          ---------
     Cash used for investing activities                              (42,115)           (86,185)
                                                                   ---------          ---------

Cash Flows From Financing Activities
     Repayments of short-term debt, net                              (30,811)           (17,526)
     (Repayment of) proceeds from long-term debt                      (8,805)            64,969
     Dividends paid                                                  (11,069)           (11,364)
     Proceeds from exercise of stock options                           2,335               --
     Repurchase of common stock                                         --              (23,945)
                                                                   ---------          ---------
          Cash (used for) provided by financing activities           (48,350)            12,134
                                                                   ---------          ---------

Net increase (decrease) in cash                                       20,182             (7,471)
Cash and cash equivalents at beginning of period                      27,660             27,651
                                                                   ---------          ---------
         Cash and cash equivalents at end of period                $  47,842          $  20,180
                                                                   =========          =========

Cash payments for:
     Interest, net of amount capitalized                           $   9,442          $  10,349
     Income taxes                                                     13,567             25,451



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

       In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 29, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001.

2)     Inventories

       The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead. Inventory amounts at September 29, 2001 and December 30, 2000 were as follows:

                                                                    (Dollars in thousands)
                                                         September  29, 2001         December 30, 2000
                                                         -------------------         -----------------
          Raw Materials and Supplies                             $ 47,838                  $  58,513
          Work-In-Process and Finished Goods                       36,973                     49,596
                                                                 --------                  ---------
          FIFO value (current cost of all inventories)           $ 84,811                  $ 108,109
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

           The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                                        Three Months Ended                             Nine Months Ended
                            ------------------------------------------     -----------------------------------------
                            September 29, 2001      September 30, 2000     September 29, 2001     September 30, 2000
                            ------------------      ------------------     ------------------     ------------------

             Basic                 24.7                    24.6                   24.6                   25.1
             Diluted               24.9                    24.7                   24.8                   25.1

4)     Comprehensive Income

       Total comprehensive income, comprised of net earnings and other comprehensive income was $21,718,000 and $17,171,000 for the third quarter of 2001 and 2000, respectively. For the first three-quarters of 2001 and 2000, comprehensive income was $33,214,000 and $37,730,000, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)     Segment Information

       The Corporation operates in two primary business segments, print and turnkey services, with other business operations in healthcare products. Summarized segment data for the three months ended September 29, 2001 and September 30, 2000 are as follows:

                                                             Turnkey
       Dollars in thousands                Printing         Services      Healthcare           Total
       ----------------------------------------------------------------------------------------------

       2001
       Net sales                           $272,236          $80,929         $23,450        $376,615
       Earnings from operations              29,336            7,121           2,165          38,622

       2000
       Net sales                           $296,197          $95,038         $26,160        $417,395
       Earnings from operations              32,969            6,738           1,854          41,561


          Summarized segment data for the nine months ended September 29, 2001 and September 30, 2000 are as follows:

                                                             Turnkey
          Dollars in thousands                Printing      Services      Healthcare       Total
          ------------------------------------------------------------------------------------------
          2001
          Net sales                           $755,033       $258,174        $73,581    $1,086,788
          Earnings from operations              66,573         18,346          7,231        92,150

          2000
          Net sales                           $815,973       $224,265        $77,283    $1,117,521
          Earnings from operations              78,386         11,468          6,455        96,309

       The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three and nine months ended September 29, 2001 and September 30, 2000:

                                                 Three Months Ended              Nine Months Ended
          Dollars in thousands              September 29,  September 30,  September 29,   September 30,
                                                 2001          2000            2001           2000
                                                 ----          ----            ----           ----
          Reportable segment earnings          $38,622        $41,561        $92,150       $96,309
          Unallocated corporate expenses        (4,240)        (4,866)       (14,024)      (13,805)
          Interest expense                      (3,303)        (4,772)       (10,807)      (12,400)
          Write-off of investment                  -              -          (12,500)            -
          Other income (expense)                  (531)          (276)           432        (1,219)
                                               -------       --------        -------       -------
          Earnings before income taxes         $30,548       $ 31,647        $55,251       $68,885
                                               =======       ========        =======       =======

6)     Write-off of Investment

       XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001 as a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market. In response to Xyan's filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 per diluted share, after tax).

7)     Accounting Pronouncement

       On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards associated with goodwill, defined by the Corporation as Costs in Excess of Net Assets of Subsidiaries Acquired, and other intangible assets. At the time of adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill and intangibles with indefinite lives will be subject to at least annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also stipulates that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Corporation will adopt SFAS No. 142 on December 30, 2001. The adoption of SFAS No. 142 is expected to decrease amortization expense in fiscal 2002 by approximately $2.7 million. The Corporation will annually perform the necessary impairment tests to assess whether or not recognition of an impairment loss is necessary.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2001 were $376.6 million, 9.8% lower than the $417.4 million in the prior year quarter.

Third quarter sales for the print segment were $272.2 million, an 8.1% decrease from the prior year's $296.2 million. Approximately 40% of the decrease in print segment sales was attributable to a reduction in paper prices of approximately 13% compared to the prior year quarter. Also contributing to the sales decline was the absence of biennial business-to-business catalogs, which were not printed during the current year third quarter, and a softer economy. With the challenging economic environment, the Corporation's short-run publication markets experienced reductions in advertising page counts and lower print quantities. Consumer catalogs experienced a favorable third quarter with volumes ahead of last year in a competitive pricing environment.

Supply-chain management sales of $80.9 million for the current quarter were 14.8% lower than the prior period's $95.0 million. Fewer revenue opportunities from the Corporation's major technology customers led to a reduction in sales from the U.S. facilities. This reduction was partially offset by stronger demand and favorable product mix from European and Asian facilities.

Healthcare sales of $23.5 million for the current year third quarter were 10.4% lower than the prior period sales of $26.2 million. The decrease in healthcare sales was primarily related to a reduction in paper and resin prices compared to the prior year quarter.

Net sales for the first three-quarters of 2001 were $1.09 billion, slightly lower than the $1.12 billion in the first three-quarters of last year.

Print segment sales for the nine-month period were $755.0 million in 2001 compared to $816.0 million in 2000. Healthcare sales were $73.6 million, a 4.8% decrease from the prior year's $77.3 million. Trends in operating activity levels within the print and healthcare segments for the first three-quarters were similar to those described above for the third quarter.

Nine-month sales for the supply-chain management segment reached $258.2 million, 15.1% higher than the $224.3 million in sales for the nine months ended September 30, 2000. This increase was primarily due to three full quarters of activity under the Corporation's fulfillment contract with Compaq Computer in each of the three geographic locations.

Earnings from Operations

Third quarter earnings from operations were $34.4 million, 6.3% lower than the prior year's $36.7 million. Operating margins of 9.1% were slightly higher than the prior year operating margins of 8.8%, primarily due to product mix and improved operating performance.

Print segment earnings from operations for the third quarter decreased 11.0% from the same period in the prior year. Operating margins of 10.8% were only slightly lower than the prior year's 11.1%. These reductions were primarily due to the aforementioned sales decrease. Partially offsetting the reductions were improved utilization of in-line imaging equipment within the direct marketing business and improved operational efficiencies within the consumer catalog business. The Corporation also aggressively managed costs by balancing facility staffing with plant utilization requirements.

Earnings from operations for the supply-chain management segment increased 5.7% from the prior year period. Operating margins increased to 8.8% from 7.1% in 2000. These improvements were primarily due to a level cost structure during the current year third quarter compared to the higher cost structure during the third quarter of 2000 which included one-time start-up costs as a result of the European and Asian Compaq contract.

Healthcare segment earnings from operations were 16.8% higher than the prior year period and operating margins were 9.2% compared to 7.1% in the prior year. This segment benefited from last year's domestic manufacturing and global sourcing initiatives, which included establishing a management office in Hong Kong and forming supply relationships in Asia. The prior year earnings were lower as a result of the start-up costs associated with these initiatives.

Earnings from operations for the first three-quarters of 2001 decreased to $78.1 million, 5.3% lower than the prior year's $82.5 million. Operating margins of 7.2% were slightly lower than the prior year's 7.4%. Print segment earnings from operations for the nine-month period were 15.1% lower than the prior year period due to the factors discussed in the analysis of third quarter earnings as well as higher utility and employee healthcare costs during the first quarter of 2001 compared to the prior year first quarter. Earnings from operations for the supply-chain management segment were 60% higher for the current year nine-month period compared to the prior year primarily due to improved utilization at all the facilities servicing Compaq and strong volume increases at other U.S., Europe and Mexican facilities during the first half of 2001. Healthcare segment earnings from operations for the first nine months of 2001 improved from the same period in 2000 due to the same factors that impacted the 2001 third quarter.

Investment Write-off

XYAN.com, Inc. ("Xyan") filed for bankruptcy under Chapter 11 on March 31, 2001 as a result of the inability to obtain additional financing for its continued operation, coupled with the unfavorable operating results due to the economic downturn in its market. In response to Xyan's filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan in March 2001. This write-off resulted in a non-operating charge of $12.5 million ($7.5 million or $.30 per diluted share, after tax).

Interest Expense

Interest expense for the third quarter and first three-quarters of 2001 was $1.5 million and $1.6 million lower, respectively, than in the comparable periods in the prior year. This decrease was primarily due to lower rates on short-term commercial paper and decreased debt levels primarily due to lower capital requirements.

Income Taxes

As indicated below, the Corporation's effective third quarter and first three quarters income tax rates for 2001 were slightly lower than the 2000 rates. The current year tax rate was impacted by higher tax-exempt earnings and foreign earnings taxed at lower rates.

                                              Effective Tax Rate
                                           2001               2000
                                       -------------      --------------

              Third Quarter               38.6%               39.2%
              First Three Quarters        38.7%               39.3%

FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation's net working capital increased by approximately $42 million during the first three-quarters of 2001 due to a decrease in accounts payables and short-term debt. These decreases more than offset the reductions in accounts receivables and inventory. Reductions in these balances from December 30, 2000 were primarily due to lower sales volume. Reduced capital spending and no share repurchases in the first nine months of 2001 resulted in a reduction in short-term borrowings.

Capital expenditures were $40.2 million during the first three-quarters of 2001, a decrease of $20.8 million from the amount expended during the prior year period. Capital requirements for the full year are expected to be approximately $65 to $70 million and will be funded by cash provided from operations. As a result of lower capital requirements, the Corporation's availability under its short-term credit facilities increased from $58.1 million at December 30, 2000 to $88.9 million at September 29, 2001.

Long-term debt as a percentage of total capitalization of 30.0% at September 29, 2001 was slightly lower than the 32.6% at December 30, 2000.

Future Outlook

The Corporation believes that, given the continued soft economy, it will be a challenge to fully achieve the levels of revenue and earnings reached during last year's exceptionally strong fourth quarter. Thus, for the full-year 2001, the Corporation's diluted earnings per share are expected to be modestly below last year's record of $2.35, before the one-time charge taken during 2001's first quarter.

Cautionary Statements for Forward-Looking Information

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability, unanticipated changes in operating expenses, unanticipated production difficulties, demand for products and services in the technology sector, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At September 29, 2001, the Corporation had notes payable outstanding aggregating $16.1 million against lines of credit with banks. These notes consist entirely of commercial paper and bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Corporation by approximately $161,000 annually. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is not material.

Any potential market risk associated with changes in foreign exchange rates is considered in contractual arrangements with customers. The Corporation also manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate a portion of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

Based on the Corporation's overall foreign currency exchange rate exposure at September 29, 2001, a 10% change in foreign currency exchange rates will not have a material effect on the Corporation's balance sheet, statement of earnings or cash flows.



                           PART II: OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

               (a)   Exhibits - No exhibits filed with this report

No reports on Form 8-K were filed during the quarter for which this report is filed


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION

     /S/GERALD A. HENSELER
     --------------------------------
     Gerald A. Henseler
     Executive Vice President, Chief Financial Officer and Treasurer

     Date   November 13, 2001