Form 10-K
period 2001-12-29
BANTA CORP
filed 2002-03-26
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 29, 2001
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                                 39-0148550
------------------------------                                 -----------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                                I.D. Number)

225 Main Street, Menasha, Wisconsin                                  54952
----------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (920) 751-7777 Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
               Title of Each Class                    On Which Registered
               -------------------                    -------------------
          Common Stock, $.10 par value              New York Stock Exchange
         Rights to Purchase Common Stock            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002: $829,877,000.

  Number of shares of common stock outstanding as of March 1, 2002: 25,010,892

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to Shareholders for the year ended December 29, 2001 (incorporated into Parts I and II).
(2) Definitive Proxy Statement for annual meeting of shareholders to be held on April 23, 2002 (incorporated into Part III).

                                     PART I
Item 1.    Business.
           ---------

General.

     Banta Corporation (the "Corporation" or "Banta"), together with its subsidiaries, is a technology and market leader in printing and supply-chain management. Banta provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Banta's supply-chain management businesses provide a wide range of outsourcing capabilities to the world's largest technology companies. Services range from component procurement, product assembly and packaging to inventory control and global distribution. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin, 54952. The Corporation had a total of approximately 8,000 employees at the end of fiscal 2001.

     The Corporation operates in two primary business segments, print and supply-chain management, with a smaller business operation in healthcare products. The print segment provides products, including digital imaging, and services to publishers of educational and general books and special-interest magazines, and is a supplier of consumer and business catalogs, and direct marketing materials. The supply-chain management segment provides product assembly, testing, fulfillment and product localization services primarily to technology companies in North America, Europe and Asia. The healthcare products business is primarily engaged in the production of disposable products used in outpatient clinics, dental offices and hospitals. Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 includes further information on the Corporation's business segments, which information is incorporated herein by reference.

     This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results, or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability (particularly paper), unanticipated changes in operation expenses, unanticipated production difficulties, changes in demand for products and services in the technology sector, the impact of increased competition resulting from industry consolidation, and general changes in economic conditions. Several of these factors are discussed in greater detail in the section of this document labeled "Certain Risk Considerations". These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Customers.

     The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its print or healthcare customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and to a lesser extent, magazine and catalog production. In addition to these production agreements, during 1999 the Corporation entered into a five-year agreement with Compaq Computer Corporation. During fiscal 2001 revenues under this contract were approximately $115 million and Banta expects comparable revenue for fiscal 2002. Under this contract, Banta configures, tests and distributes worldwide Compaq's hard drives, which are used in mid-range and high-end servers typically found in information technology centers.

     Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 34%, 34% and 25% of net sales during 2001, 2000, and 1999, respectively. No customer accounted for more than 10% of the Corporation's net sales in 2001, 2000, or 1999.

     International operations represented 15%, 12%, and 12% of consolidated net sales and 14%, 11%, and 10% of consolidated assets in 2001, 2000, and 1999, respectively.

Backlog
-------

Lead-time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors including cyclical paper availability. Backlogs for the printing segment are expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available.

Markets Served.
--------------

The Corporation operates in two business segments, print and supply-chain management, and has other operations that produce healthcare products. These markets are summarized in the following table and described in greater detail below. Tables in this section set forth the approximate percentage of segment/category net sales contributed by each class of similar products for the last three fiscal years.

                                     2001            2000           1999
                                     ----            ----           ----

      Print                           69%             71%            76%
      Supply Chain                    24              22             16
      Healthcare                       7               7              8
                                      --              --             --
             TOTAL                   100%            100%           100%
                                     ====            ====           ====

Print Segment

Within the print segment, the Corporation's operations can be further subdivided into five general categories:

                                     2001            2000           1999
                                     ----            ----           ----

      Books                           33%             33%            29%
      Direct Marketing                22              21             24
      Catalogs                        22              22             23
      Magazines                       19              19             17
      Digital Imaging                  4               5              7
                                     ---             ---            ---
                  TOTAL              100%            100%           100%
                                     ====            ====           ====

     o    Books

     Banta provides the book publishing market with a variety of print and electronic media products, in addition to a full range of value-added packaging, fulfillment and distribution services. Fifteen manufacturing and distribution centers across the United States and Mexico serve publishing customers in the educational, trade, professional and religious segments. Banta provides products ranging from soft cover books, technical manuals and business directories, to specialty calendars, multimedia kits and instructional games.

     o    Direct Marketing

     Printed materials for direct marketing customers are provided by three plants. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sell a product or solicit a response. Recent advances in imaging technology have enabled customers to obtain personalized direct mail pieces at press speeds. The Corporation's ability to promote these advanced one-to-one marketing products for direct marketers is a factor in its success. The Corporation's direct marketing customers are primarily marketers of financial services, packaged goods, and retail products and ad agencies.

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

     o    Magazines

     The Corporation's three plants serving the magazine market print, sort and mail more than 800 different titles of magazines. These magazines are primarily short-to-medium run publications (usually less than 350,000 copies), which are generally distributed to subscribers by mail. The Corporation's primary magazine customers are publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing lists and distribution services.

     o    Digital Imaging

     Prepress services are provided by several of the Corporation's facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and have increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The Corporation also offers multiple graphic communication solutions to its customers.

     The Corporation's Digital Content Management Solutions Center in Cambridge Massachusetts provides sophisticated database systems for archiving, managing, retrieving and enabling multiple uses of customers' digital information. The Corporation's service offerings also include interactive online products for the Internet, including web site hosting and maintenance, as well as electronic commerce solutions. During 2001, the Corporation continued to invest in their B-media digital content management system that automates a customer's production process by streamlining information storage and retrieval for print and electronic distribution.

Supply-Chain Management

     Banta Global Turnkey, a division of Banta, is one of the largest and most experienced providers of supply-chain management and turnkey manufacturing services. This division serves as a global outsourcing partner to many of the world's leading technology companies. With nearly two decades of experience serving the technology marketplace, Banta is a significant contributor to the evolution of turnkey services around the world and a leader in developing the next generation of global supply-chain integration services.

     The Corporation's product offerings for supply-chain management include product configuration and manufacturing, procurement, testing, packaging, assembly and worldwide distribution services for computer hardware, consumer electronics and computer software publishers in North America, Europe, and Asia. Banta provides the technology infrastructure to manage multiple elements of the supply chain, integrating Banta, the customers and the customer's suppliers into a common information technology system, reducing inventories, collapsing cycle time and driving significant costs out of the supply chain.

Healthcare Products

     Banta Healthcare Group, Ltd. ("BHG") converts poly film and paper into single-use products for the healthcare and food service industries. In addition, BHG extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include plastic garment covers, examination gowns, stretcher sheets, examination table paper and pillow covers. These disposable products are used in outpatient clinics, dental offices and hospitals.

Certain Risk Considerations

     The Corporation's business is exposed to risk from a variety of factors. Three key areas of risk, while not intended to be a comprehensive or definitive list, are summarized below.

     o    Competition

     Within the print segment the graphic arts industry has continued to experience consolidation over the last few years. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than the Corporation in size with broader product offerings. The major competitive factors in the Corporation's print business are quality of finished products, time to market and distribution capabilities, ongoing customer service, price, availability of time on equipment and schedule flexibility. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation as customers reduce the number of vendors and aggregate volume. In recent years, seasonal excess capacity in the printing industry has resulted in lower unit prices. The Corporation believes it has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

     The major competitive factors in the Corporation's supply-chain management segment are customer service, global positioning, price, location relative to customer manufacturing sites, quality of information technology and the ability to develop creative and innovative solutions for customer manufacturing, fulfillment and distribution needs. In recent years, continuing pressure from customers to reduce cost, reduce time to market and improve quality of service have led to increased pricing pressures. The Corporation believes it has been able to remain competitive because of its continued investment in people and technology to deliver excellent service.

     o    Customers

     The Corporation's supply-chain management segment primarily serves global technology customers. This concentration of customers within one industry creates increased risk when there is a significant decline in the economy or in this industry.

     o    General Economic Conditions

Global economic conditions have the potential to significantly impact the Corporation's financial results. Within the print segment a change in economic conditions can impact many areas of spending, including government, business and individual spending. These changes can have a direct impact on the amount of print business available. Examples include:

     o Reductions or increases in state government spending on education leads to a corresponding decrease or increase in educational materials, which are produced by the Corporation's Book group.
     o Reductions or increases in business spending on advertising impact advertising page counts in magazines, and the volume of direct marketing materials. These changes will impact results in the Corporation's Publication, Direct Marketing and Catalog groups.

     Within the supply-chain management segment a change in economic condition that impacts individual or business spending on technology has the potential to significantly impact Banta's major customers in this market, which would impact the Corporation's financial performance.

Raw Materials

     The principal raw material used by the Corporation in the print segment is paper. Most of the Corporation's production facilities are located in heavily concentrated papermaking areas, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

     During 2001, the price of paper decreased on a composite average approximately 9%. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 2000, the price of paper increased approximately 10%. In 1999, the price of paper grades used most frequently by the Corporation remained stable. Prices for ink used in certain portions of the print segment of the business decreased in 2001. The Corporation uses a number of other raw materials including resins, packaging materials and subcontracted components. The cost of these materials remained relatively stable in 2001, 2000 and 1999.

     Materials used for assembly, testing and fulfillment in the supply-chain management segment are specific to the customers' product and may include computer keyboards or components thereof, cables, printed manuals, various hardware components and packing materials. There is no single dominant raw material used in this business segment.

Development.
-----------

     The Corporation is engaged in long-range research and development relating to technology and system enhancements, and has spent significant amounts of money for such purposes. The Corporation believes that its research and development investments are above the industry average. One of the objectives of the technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications.

     To help achieve its research and development objectives, the Corporation maintains labs staffed with full-time personnel whose task is to enhance current technologies for market-specific applications. The effort is guided by the Corporation's Research and Development Council, which includes members from the Corporation's different operating groups. The Corporation also has increased its emphasis on the development of new products and services, including the development of digital technologies that encompass software solutions for digital content management and electronic commerce. During the last several years, 60 professional and technical employees have been primarily focused on research and development activities.

Environment Factors.
-------------------

     The Corporation has environmental compliance programs primarily for control of internal and external air quality, groundwater quality, disposal of waste material and all aspects of the work environment concerning employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 2002. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Requirements of the U.S. Environmental Protection Agency and state agencies nationwide relating to disposal of waste in landfill sites are increasing, thus creating higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but management believes that expenditures for these purposes may have a negative impact on its earnings and those of its competitors in the future. However, any increased costs are not expected to have a material impact on the Corporation's competitive position, assuming similar costs are required of competitors. The Corporation does not believe at the present time that any cost, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations.
------------------

     Footnote 12 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE CORPORATION

Name, Age, Position                   Business Experience During Last Five Years
-------------------                   ------------------------------------------
Donald D. Belcher; 63...............  Chairman of the Board and Chief
 Chairman and Chief                   Executive Officer of the Corporation
  Executive Officer                   since January 2001; Chairman, President
                                      and Chief Executive Officer prior thereto.

Stephanie A. Streeter; 44...........  President and Chief Operating Officer
 President and Chief Operating        since January 2001; Chief Operating
  Officer                             Officer of idealab! (creator and operator
                                      of Internet businesses) from January 2000 to December 2000; Group Vice President of
                                      Avery Dennison (diversified manufacturing company) from 1996 to 2000.

Daniel W. Kiener; 50................  Vice President and Chief Financial Officer
 Vice President and Chief Financial   since March 2002; Treasurer of PPG
 Officer                              Industries, Inc.(diversified manufacturing
                                      company) from 1996 to 2001.

Gerald A. Henseler; 61..............  Executive Vice President since March 2002;
 Executive Vice President             Executive Vice President and Chief
                                      Financial Officer of the Corporation
                                      prior thereto.

Ronald D. Kneezel; 45...............  Vice President, General Counsel and
 Vice President, General Counsel      Secretary of the Corporation.
 and Secretary

Dennis J. Meyer; 46.................  Vice President Marketing of the
 Vice President Marketing             Corporation.


Frank W. Rudolph; 45................  Vice President Human Resources of the
 Vice President Human Resources       Corporation since September 2000; Chief
                                      Administrative Officer of Overhead Door
                                      Corporation (designer, manufacturer and
                                      distributor of entrance systems) from 1997 until joining the Corporation: Executive
                                      Director, Human Resources of US West, Inc.
                                      (provider of telecommunications services) from 1996 to 1997.

There are no family relationships among the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his or her successor has been elected or appointed or until his or her death, resignation or removal.

Item 2.  Properties.
         -----------

     At the end of fiscal 2001, the Corporation's operations were conducted at 38 production facilities in the United States and at seven foreign production facilities. The Corporation and its subsidiaries own operating plants located in California, Connecticut, Minnesota, Missouri, North Carolina, Ohio, Tennessee, Utah, Virginia and Wisconsin as well as several warehouse facilities for storage of materials. As of the end of fiscal 2001, these owned facilities included approximately 3,899,000 square feet of space utilized as follows: office space - 357,000 square feet, manufacturing - 2,032,000 square feet and warehouse - 1,510,000 square feet. The Corporation also leases production facilities in Georgia, Illinois, Massachusetts, Minnesota, Texas, Utah, Washington and Wisconsin, as well as warehouse space in numerous locations. Foreign production facilities located in Ireland, Scotland, The Netherlands, Mexico and Singapore are also leased. The total of all leased facilities contain approximately 3,441,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction.

     One plant and certain of its equipment owned by the Corporation is pledged to secure issues of industrial revenue bonds in the principal amount of $920,000 as of December 29, 2001.

Item 3.  Legal Proceedings.
         ------------------

     The Corporation is not involved in any material pending legal proceedings, as defined by this item.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

     Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of December 29, 2001, approximately $100,596,000 of retained earnings was not restricted under these agreements.

     The information set forth under the caption "Dividend Record and Market Prices" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data.
         ------------------------

     The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 is hereby incorporated herein by reference in response to this Item.

Item 7.  Management's Discussion and Analysis.
         -------------------------------------

     The information set forth under the caption "Management's Discussion and Analysis" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 is hereby incorporated herein by reference in response to this Item.

Item 7A.  Quantitative and Qualitative Discussion about Market Risk.
          ----------------------------------------------------------

     The information set forth under the caption "Management's Discussion and Analysis" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 is hereby incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, together with the related notes thereto and the Report of Independent Public Accountants thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001, are hereby incorporated herein by reference in response to a portion of this Item.

     The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 2001 is hereby incorporated herein by reference in response to a portion of this Item.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     The information under the captions "Election of Directors" and "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 2002, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this Item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation.
          -----------------------

     The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 2002, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 2002, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     The information under the caption "Other Matters - Related Party Transaction" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 2002, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

     (a) The following documents are filed as part of this report:

                                                         PAGE REFERENCE
                                                         --------------
                                                                 ANNUAL REPORT
                                                      FORM 10-K  TO SHAREHOLDERS
                                                      ---------  ---------------
1.   Financial Statements:
     Report of Independent Public Accountants                          37
     Consolidated Balance Sheets
          December 29, 2001 and December 30, 2000                      24
     For the fiscal years ended December 29, 2001, December 30,
          2000, and January 1, 2000:
               Consolidated Statements of Earnings                     25
               Consolidated Statements of Cash Flows                   26
               Consolidated Statements of
                 Shareholders' Investment                              27
     Notes to Consolidated Financial Statements                      28-36

2.   Financial Statement Schedule:
     Report of Independent Public Accountants            13
     Schedule II - Valuation and Qualifying Accounts     14

     All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

3.   Exhibits:

     3.  (a) Articles of Incorporation, as amended (1)
         (b) Bylaws amendment effective January 1, 2002
         (c) Bylaws, as amended

4.   (a) Note Purchase Agreement dated June 24, 1988(2)
     (b) Promissory Note Agreement dated July 17, 1990(3)
     (c) Rights Agreement dated November 5, 2001(4)
     (d) Note Purchase and Private Shelf Agreement dated May 12, 1994(5)
     (e) Amendment to Promissory Note Agreement dated July 17, 1990(6)
     (f) Note Purchase and Medium-term Note Agreement Dated November 2, 1995(7)
     (g) Credit Agreement dated March 10, 2000(8)
     (h) Amendment to Purchase and Private Shelf Agreement dated May 12, 1994(9)

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

*10. (a) Amended and Restated Supplemental Retirement Plan for Key Employees(10)
     (b)  Agreement with Gerald A. Henseler (11)
     (c)  Agreement with Ronald D. Kneezel (12)
     (d) Form of Agreement with Stephanie A. Streeter, Daniel W. Kiener and Dennis J. Meyer (13)
     (e)  Agreement with Donald D. Belcher (14)
     (f) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (15)
     (g) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (16)
     (h)  Basic Form of Deferred Compensation Agreements under (pre-January
          1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (17)
     (i) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (18)
     (j)  Deferred Compensation Plan for Directors, as amended (19)
     (k) Revised Form of Indemnity Agreements with Directors and Certain Officers (20)
     (l)  Executive Trust Agreement (21)
     (m)  Amendment to Executive Trust Agreement (22)
     (n)  1991 Stock Option Plan, as amended (23)
     (o)  Description of Supplemental Long-term Disability Plan (24)
     (p)  Letter Agreement with Donald D. Belcher (25)
     (q)  Agreement with Gerald A. Henseler (26)
     (r)  Banta Corporation 1995 Equity Incentive Plan, as amended (27)
     (s)  Banta Corporation Director Stock Grant Plan (28)
     (t)  Agreement with Stephanie A. Streeter (29)
     (u)  Amendment to the Deferred Compensation Plans for Key Employees (30)
     (v)  Executive Deferred Compensation Plan "B" (31)
     (w)  Economic Profit Incentive Compensation Plan, as amended and restated
     (x) Economic Profit Long-Term Incentive Compensation Plan, as amended and restated
     (y)  Agreement with Daniel W. Kiener

13. Portions of Annual Report to Shareholders for the fiscal year ended December 29, 2001 that are incorporated by reference herein.

21.  List of Subsidiaries.

22.  Consent of Arthur Andersen LLP.

99.1. Company Representation Letter Regarding Arthur Andersen LLP.

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

(4) Exhibit No. 4.1 to the Form 8-A Registration Statement dated November 5, 2001 is hereby incorporated herein by reference.

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

(10) Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(11) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

(12) Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(13) Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(14) Exhibit No. 10(f) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(15) Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(16) Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(17) Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(18) Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(19) Exhibit No. 10(m) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(20) Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference . (21) Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(22) Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

(23) Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(24) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

(25) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

(26) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

(27) Exhibit No. 10.1 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(28) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(29) Exhibit No. 10(w) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(30) Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(31) Exhibit No. 10.2 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 0-6187.

     (b) The Company filed a Current Report on Form 8-K, dated November 5, 2001, reporting (under Item 5) the adoption of a new Shareholder Rights Agreement and the declaration of a dividend of common share purchase rights in connection therewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Banta Corporation annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 28, 2002.

                                                         BANTA CORPORATION
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              YEARS ENDED December 29, 2001 and December 30, 2000 and January 1, 2000


                                                                      DOLLARS IN THOUSANDS
                              ----------------------------------------------------------------------------------------------------
                                   BALANCE,            ADDITIONS             CHARGES
                                 BEGINNING OF         CHARGED TO                TO                                  BALANCE, END
                                    YEAR               EARNINGS             RESERVE, NET            OTHER             OF YEAR
                              ------------------    -----------------    -----------------    ---------------    -----------------
Reserve for Doubtful
Receivables:

          2001                $           8,105    $           3,644     $           4,665    $            0     $          7,084
                               =================    =================     =================    ==============     ================

          2000                $           4,927    $           4,643     $           1,832    $       367(1)     $          8,105
                               =================    =================     =================    ==============     ================

          1999                $           3,835    $           3,189     $           2,097    $            0     $          4,927
                               =================    =================     =================    ==============     ================


(1)      Consists of additions to the reserve related to acquisitions.

                                        15

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANTA CORPORATION


DATE: March 22, 2002                   BY: /s/ Donald D. Belcher
     -----------------                    -------------------------------------
                                       Donald D. Belcher, Chairman of the Board
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald D. Belcher                                          March 22, 2002
--------------------------------------------                   ---------------
Donald D. Belcher, Chairman of the Board
  and Chief Executive Officer

/s/ Stephanie A. Streeter                                      March 22, 2002
--------------------------------------------                   ---------------
Stephanie A. Streeter, President and Chief
  Operating Officer, and Director

/s/ Daniel W. Kiener                                           March 22, 2002
--------------------------------------------                   ---------------
Daniel W. Kiener, Vice President and Chief
  Financial Officer

/s/ Gerald A. Henseler                                         March 22, 2002
--------------------------------------------                   ---------------
Gerald A. Henseler, Executive Vice President
  and Director

/s/ Bernard S. Kubale                                          March 22, 2002
--------------------------------------------                   ---------------
Bernard S. Kubale, Director

/s/ Jameson A. Baxter                                          March 22, 2002
--------------------------------------------                   ---------------
Jameson A. Baxter, Director

/s/ Richard L. Gunderson                                       March 22, 2002
--------------------------------------------                   ---------------
Richard L. Gunderson, Director

/s/ John F. Bergstrom                                          March 22, 2002
--------------------------------------------                   ---------------
John F. Bergstrom, Director

/s/ Ray C. Richelsen                                           March 22, 2002
--------------------------------------------                   ---------------
Ray C. Richelsen, Director

                        Banta Corporation File No. 0-6187
                     Form 10-K, Year Ended December 29, 2001

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number
--------------

3(b) Bylaw amendment effective January 1, 2002

3(c) Bylaws, as amended

10(w) Economic Profit Incentive Compensation Plan, as amended and restated

10(x) Economic Profit Long-Term Incentive Compensation Plan, as amended and restated

10(y) Agreement with Daniel W. Kiener

13. Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 2001

21.  List of Subsidiaries

23.  Consent of Arthur Andersen LLP

99.1. Company Representation Letter regarding Arthur Andersen LLP.