Form 10-Q
period 2002-03-30
BANTA CORP
filed 2002-05-14
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 30, 2002
                                     --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________to___________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                           39-0148550
----------                                                         ------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D.Number)


225 Main Street, Menasha, Wisconsin                                 54952
-----------------------------------                                 -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (920) 751-7777
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on March 30, 2002, 25,034,476 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 30, 2002


                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION:

     Item 1 - Financial Statements

            Unaudited Consolidated Condensed Balance Sheets
              March 30, 2002 and December 29, 2001.............................1

            Unaudited Consolidated Condensed Statements of Earnings for
              the Three Months Ended March 30, 2002 and March 31, 2001.........2

            Unaudited Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended March 30, 2002 and March 31, 2001.....3

            Notes to Unaudited Consolidated Condensed
              Financial Statements...........................................4-6

     Item 2 - Management's Discussion and Analysis...........................6-9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......10


PART II OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K................................11

Part 1 Item 1. Financial Statements
                                   BANTA CORPORATION AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          (Dollars in thousands)
ASSETS                                                              March 30, 2002    December 29, 2001
------                                                              --------------    -----------------
Current Assets
  Cash and cash equivalents                                       $         111,526   $          65,976
  Receivables                                                               185,292             215,505
  Inventories                                                                64,564              71,079
  Other current assets                                                       21,707              21,056
                                                                  -----------------   -----------------
      Total Current Assets                                                  383,089             373,616
                                                                  -----------------   -----------------
Plant and Equipment                                                         914,513             908,525
Less accumulated depreciation                                              (600,331)           (583,541)
                                                                  -----------------   -----------------
Plant and Equipment, net                                                    314,182             324,984
Other Assets                                                                 25,056              25,645
Goodwill                                                                     64,151              63,801
                                                                  -----------------   -----------------
                                                                  $         786,478   $         788,046
                                                                  =================   =================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                                                $          92,457   $          98,391
  Accured salaries and wages                                                 27,974              32,218
  Other accrued liabilities                                                  28,925              28,226
  Current maturities of long-term debt                                       19,509              25,915
                                                                  -----------------   -----------------
      Total Current Liabilities                                             168,865             184,750
                                                                  -----------------   -----------------
Long-term Debt                                                              130,881             130,981
Deferred Income Taxes                                                        21,281              21,080
Other Non-Current Liabilities                                                44,323              43,957
                                                                  -----------------   -----------------
      Total Liabilities                                                     365,350             380,768
                                                                  =================   =================

Shareholder's Investment
  Preferred stock-$10 par value;
   authorized 300,000 shares; none issued                                         -                   -
  Common stock-$.10 par value, authorized 75,000,000 shares;
   28,178,610 and 27,874,263 shares issued, respectively                      2,817               2,787
Amount in excess of par value of stock                                       11,291               3,366
Accumulated other comprehensive loss                                        (11,541)            (10,914)
Treasury stock, at cost (3,144,400 shares)                                  (66,814)            (66,814)
Retained earnings                                                           485,375             478,853
                                                                  -----------------   -----------------
      Total Shareholders' Investment                                        421,128             407,278
                                                                  -----------------   -----------------
                                                                  $         786,478   $         788,046
                                                                  =================   =================

See accompanying notes to consolidated financial statements

                                   BANTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                         (Dollars in thousands)
                                                                           Three Months Ended
                                                                    March 30, 2002      March 31, 2001
                                                                  -----------------   -----------------
Net sales                                                         $         332,773   $         372,777
Cost of goods sold                                                          263,881             305,381
                                                                  -----------------   -----------------
  Gross earnings                                                             68,892              67,396
Selling and administrative expenses                                          48,415              46,815
                                                                  -----------------   -----------------
  Earnings from operations                                                   20,477              20,581
Interest expense                                                             (3,110)             (4,011)
Write-off of investment                                                           0             (12,500)
Other income(expense), net                                                      (61)                162
                                                                  -----------------   -----------------
  Earnings before income taxes                                               17,306               4,232
Provision for income taxes                                                    6,818               1,600
                                                                  -----------------   -----------------
  Net earnings                                                    $          10,488   $           2,632
                                                                  =================   =================

Basic earnings per share of common stock                          $            0.42   $            0.11
                                                                  =================   =================

Diluted earnings per share of common stock                        $            0.41   $            0.11
                                                                  =================   =================

Cash dividends per common share                                   $            0.16   $            0.15
                                                                  =================   =================

See accompanying notes to consolidated financial statements

                                   BANTA CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                         (Dollars in thousands)
                                                                           Three Months Ended
                                                                    March 30, 2002      March 31, 2001
                                                                  -----------------   -----------------
Cash Flows from Operating Activities
  Net earnings                                                    $          10,488   $           2,632
  Depreciation and amoritization                                             18,677              18,952
  Deferred income taxes                                                         201                 194
  Write-off of investment                                                         0              12,500
  Change in assets and liabilities
     Decrease in receivables                                                 30,213              28,403
     Decrease in inventories                                                  6,515              14,600
     Increase in other current assets                                          (651)             (1,555)
     Decrease in accounts payable
      and accrued liabilities                                               (9,303)             (34,283)
     Increase in other non-current assets                                      (214)             (2,046)
     Other, net                                                                (437)               (643)
                                                                  -----------------   -----------------
       Cash provided from operating activities                               55,489              38,754
                                                                  -----------------   -----------------

Cash Flows From Investing Activities
     Capital expenditures, net                                               (6,723)            (15,499)
     Additions to long-term investments                                        (699)             (1,223)
                                                                  -----------------   -----------------
     Cash used for investing activities                                      (7,422)            (16,722)
                                                                  -----------------   -----------------
Cash Flows From Financing Activities
  Repayments of short-term debt, net                                              0             (11,620)
  Repayment of long-term debt                                                (6,506)             (3,815)
  Dividends paid                                                             (3,966)             (3,685)
  Proceeds from exercise of stock options                                     7,955                 383
                                                                  -----------------   -----------------
     Cash used for financing activities                                      (2,517)            (18,737)
                                                                  -----------------   -----------------
Net increase in cash                                                         45,550               3,295
Cash and cash equivalents at the beginning of period                         65,976              27,660
                                                                  -----------------   -----------------
Cash and cash equivalents at the end of the period                $         111,526   $          30,955
                                                                  -----------------   -----------------
Cash payments for:
  Interest, net amount of capitalized                             $           2,527   $           2,562
  Income taxes                                                                4,535                 885

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

     In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 28, 2002.

2)   Inventories

     The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead. Inventory amounts at March 30, 2002 and December 29, 2001 were as follows:

                                                        (Dollars in thousands)
                                                  March 30, 2002    December 29, 2001
                                                  --------------    -----------------
     Raw Materials and Supplies                     $ 35,100           $ 38,432
     Work-In-Process and Finished Goods               29,464             32,647
     FIFO value (current cost of all inventories)   $ 64,564           $ 71,079
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

     The weighted average shares used in the computation of earnings per share were as follows (in millions of shares):

                                        March 30, 2002     March 31, 2001
                                        --------------     --------------
                    Basic                    25.0               24.6
                   Diluted                   25.4               24.7

4)   Comprehensive Income

     Total comprehensive income, comprised of net income and other comprehensive income (loss) was $9,861,000 and $382,000 for the first quarter of 2002 and 2001, respectively. Other comprehensive income (loss) was comprised solely of foreign currency translation adjustments. The Corporation does not provide U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

5)   Segment Information

     The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three months ended March 30, 2002 and March 31, 2001 are as follows:

     ---------------------------------------------------------------------------
                                           Supply-chain
     Dollars in thousands        Printing    Management   Healthcare      Total
     ---------------------------------------------------------------------------

     2002
     Net sales                   $235,977       $73,203      $23,593   $332,773
     Earnings from operations      18,666         4,705        2,585     25,956

     2001
     Net sales                   $256,009       $91,795      $24,973   $372,777
     Earnings from operations      17,424         5,833        2,537     25,794

     The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed financial statements for the three months ended March 30, 2002 and March 31, 2001.

           Dollars in thousands                    2002            2001

     Reportable segment earnings                 $25,956         $25,794
     Unallocated corporate expenses               (5,479)         (5,213)
     Interest expense                             (3,110)         (4,011)
     Write-off of investment                           0         (12,500)
     Other income (expense)                          (61)            162
                                                  ------         -------
     Earnings before income taxes                $17,306          $4,232
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

7)   Accounting Pronouncement

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards associated with goodwill, reflected simply as "Goodwill" on the balance sheet.

     Following adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill and intangibles with indefinite lives are subject to at least annual assessment for impairment by applying a fair-value-based test. The Corporation adopted SFAS No. 142 on December 30, 2001 and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and on an annual basis thereafter.

     The following table reflects adjustments to the Corporation's earnings had SFAS No. 142 been adopted on December 31, 2000:

        Thousands except for earnings-per
                  share amounts
                                                March 30, 2002    March 31, 2001
                                                --------------    --------------
       Reported net earnings                        $ 10,488           $ 2,632
       Add back: Goodwill amortization                     -               457
                                                        ----              ----
       Adjusted net earnings                        $ 10,488           $ 3,089
                                                    ========           =======

       Basic earnings per share:
          Reported net earnings                       $ 0.42           $ 0.11
          Goodwill amortization                            -             0.02
                                                        ----             ----
          Adjusted net earnings                       $ 0.42           $ 0.13
                                                      ======           ======

       Diluted earnings per share
          Reported net earnings                       $ 0.41           $ 0.11
          Goodwill amortization                            -             0.02
                                                           -             ----
          Adjusted net earnings                       $ 0.41           $ 0.13
                                                      ======           ======
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales
---------
Net sales for the first quarter of 2002 were $332.8 million, 10.7% lower than the $372.8 million in the prior year quarter.

First quarter sales for the print segment of $236.0 million were 7.8% below the prior year's $256.0 million. This decrease is primarily the result of:
  o Paper prices being approximately 15% lower as compared to the prior year first quarter, which resulted in an approximate reduction in print segment revenue of $10 million to $12 million.
  o Advertising spending and corresponding page counts being down 15% in the first quarter compared to 2001. This reduction in spending reduced revenue in the Corporation's Publications and Direct Marketing groups.

Supply-chain management sales of $73.2 million for the 2002 first quarter were 20% lower than the prior period's $91.8 million. This reduction in revenue was primarily the result of lower demand from the Corporation's major technology customers.

Healthcare sales of $23.6 million for the 2002 first quarter were comparable to the prior year first quarter.

Earnings
--------
Operating earnings of $20.5 million for the 2002 first quarter were down slightly from the $20.6 million in the prior year first quarter. Following adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Amortization for the prior period first quarter was approximately $750,000, which reduced earnings per share by 1.8 cents.

Print segment earnings from operations were $18.7 million, an increase of $1.2 million over the prior year first quarter. This was achieved despite a 7.8% decrease in revenues and reflects an improved operating margin, which increased from 6.8% in the 2001 first quarter to 7.9% in the 2002 first quarter. The improvement in operating margin was primarily the result of:
  o  Impact of ongoing cost controls initiated in 2001
  o  Continuous improvement in reducing paper trim waste
  o Improved utilization of press equipment, especially in the Corporation's Book group

Earnings from operations for the supply-chain management segment were $4.7 million, a decrease of $1.1 million from the prior year first quarter. Despite lower revenues in 2002, operating margins remained consistent from first quarter 2001 to first quarter 2002 at 6.4%.

Healthcare segment earnings from operations of $2.6 million were comparable to the prior year first quarter.

Interest Expense
----------------
Interest expense for the first quarter of 2002 was $3.1 million, a reduction of 22% compared to interest expense of $4.0 million in the prior year first quarter. The Corporation's improved balance sheet has resulted in no short-term debt outstanding in the first quarter of 2002, compared to $35.2 million in short-term debt at the end of first quarter 2001. The reduction in interest expense is the result of this reduction in short-term debt.

Income Taxes
------------
The Corporation's effective first quarter income tax rate for 2002 of 39.4% was slightly above the 2001 first quarter rate of 37.8%. The 2001 tax rate was lower due to the impact of the investment write-off in the 2001 first quarter. Without giving effect to the investment write-off, the effective income tax rate for the first quarter of 2001 was 39.4%.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
The Corporation's net working capital (current assets less current liabilities) increased by approximately $25.4 million during the first quarter of 2002. Although working capital increased, the Corporation actually reduced levels of accounts receivable, inventories and accounts payable during the first quarter of 2002 due to continued focus on improving its balance sheet.

Capital expenditures were $6.7 million during the first quarter of 2002, a decrease of $8.8 million from the amount expended during the prior year first quarter. Capital requirements for the full year are expected to be approximately $70 million and will be funded by a combination of cash provided from operations and borrowings. During the first quarter of 2002, the Corporation repurchased no shares of common stock.

Long-term debt as a percentage of total capitalization at March 30, 2002 was comparable to the percentage at December 29, 2001.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

FUTURE OUTLOOK

Projections for the Corporation's first half are for earnings to be comparable with the prior year period. Projections for the full-year 2002 are for mid-single digit growth in sales and earnings, reflecting the outlook for a gradually improving economy.

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Corporation's consolidated financial statements include estimates as to the recovery of receivables and realizability of inventories, property, plant and equipment. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  o Revenue Recognition. Revenues are recognized on products shipped to unaffiliated customers when the risk of loss transfers or when services are performed. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with EITF Issue No. 99-19, which provides guidance on whether revenue should be recorded gross as a principal or net as an agent. Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision.

  o Goodwill. On December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on an annual basis thereafter. The Corporation has not completed this analysis and has not yet determined what effect, if any, this may have on the results of operations. At December 29, 2001, the Corporation had $63.8 million in goodwill and recognized $3 million of amortization expense for the year ended December 29, 2001.

  o Inventories. The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------
This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results, or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability (particularly paper), unanticipated changes in operation expenses, unanticipated production difficulties, changes in demand for products and services in the technology sector, the impact of increased competition resulting from industry consolidation, and any anticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At March 30, 2002, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation's long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - No exhibits are filed with this report.
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION


By:/s/ Daniel W. Kiener
   -----------------------------------
   Daniel W. Kiener
   Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer and Duly Authorized Officer)


Date: May 14, 2002
      ------------