Form 10-Q
period 2002-06-29
BANTA CORP
filed 2002-08-13
CIK 9801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2002
                                                -------------

                                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
     -----------    -----------

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                             39-0148550
----------                                                         -------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
-----------------------------------                                   ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (920) 751-7777
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant had outstanding on June 29, 2002, 25,246,558 shares of $.10 par value common stock.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 29, 2002

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                   June 29, 2002 and December 29, 2001....................     3

                  Condensed Consolidated Statements of Earnings for
                   the Three Months and Six Months Ended June 29, 2002
                   and June 30, 2001......................................     4

                  Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 29, 2002 and June 30, 2001...     5

                  Notes to Condensed Consolidated Financial Statements
                   June 29, 2002 .........................................   6-9

         Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................... 10-14

         Item 3 - Quantitative and Qualitative Disclosures about
                   Market Risk ...........................................    14


PART II   OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders.....    15

         Item 6 - Exhibits and Reports on Form 8-K........................    15

SIGNATURES................................................................    15

Part 1 Item 1. Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Dollars in thousands)
ASSETS                                       June 29, 2002     December 29, 2001
------                                       -------------     -----------------
                                              (unaudited)

Current Assets
  Cash and cash equivalents                    $ 131,543           $  65,976
  Receivables                                    181,920             215,505
  Inventories                                     72,384              71,079
  Other current assets                            21,666              21,056
                                               ---------           ---------
     Total Current Assets                        407,513             373,616
                                               ---------           ---------
Plant and equipment                              921,662             908,525
Less accumulated depreciation                    616,438             583,541
                                               ---------           ---------
Plant and equipment, net                         305,224             324,984
Goodwill                                          64,727              63,801
Other assets                                      24,737              25,645
                                               ---------           ---------
                                               $ 802,201           $ 788,046
                                               =========           =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable                             $  96,410           $  98,391
  Accured salaries and wages                      31,908              32,218
  Other accrued liabilities                       31,603              28,226
  Current maturities of long-term debt            20,402              25,915
                                               ---------           ---------
     Total Current Liabilities                   180,323             184,750
                                               ---------           ---------
Long-term debt                                   115,898             130,981
Deferred income taxes                             21,436              21,080
Other non-current liabilities                     41,775              43,957
                                               ---------           ---------
     Total Liabilities                           359,432             380,768
                                               =========           =========

Shareholders' Investment
  Preferred stock-$10 par value;
   authorized 300,000 shares; none issued              -                   -
  Common stock-$.10 par value, authorized
   75,000,000 shares; 28,390,958 and
   27,874,263 shares issued, respectively          2,839               2,787
Amount in excess of par value of stock            17,188               3,366
Accumulated other comprehensive loss              (5,212)            (10,914)
Treasury stock, at cost (3,144,400 shares)       (66,814)            (66,814)
Retained earnings                                494,768             478,853
                                               ---------           ---------
     Total Shareholders' Investment              442,769             407,278
                                               ---------           ---------
                                               $ 802,201           $ 788,046
                                               =========           =========

See accompanying notes to condensed consolidated financial statements

                                      BANTA CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (UNAUDITED)

                                                     (Dollars in thousands, except per share amounts)

                                                   Three Months Ended                 Six Months Ended
                                             June 29, 2002    June 30, 2001    June 29, 2002    June 30, 2001
                                             -------------    -------------    -------------    -------------

Net sales                                      $ 333,457        $ 338,678        $ 666,230        $ 712,691
Cost of goods sold                               259,837          266,738          523,718          573,355
                                               ---------        ---------        ---------        ---------
     Gross earnings                               73,620           71,940          142,512          139,336
Selling and administrative expenses               48,892           48,777           97,307           95,592
                                               ---------        ---------        ---------        ---------
     Earnings from operations                     24,728           23,163           45,205           43,744
Interest expense                                  (2,943)          (3,493)          (6,053)          (7,504)
Write-off of investment                                -                -                -          (12,500)
Other income, net                                    155              801               94              963
                                               ---------        ---------        ---------        ---------
     Earnings before income taxes                 21,940           20,471           39,246           24,703
Provision for income taxes                         8,560            8,000           15,378            9,600
                                               ---------        ---------        ---------        ---------
     Net earnings                               $ 13,380         $ 12,471         $ 23,868         $ 15,103
                                               =========        =========        =========        =========

Basic earnings per share of common stock          $ 0.53           $ 0.51           $ 0.95           $ 0.61
                                               =========        =========        =========        =========

Diluted earnings per share of common stock        $ 0.52           $ 0.50           $ 0.93           $ 0.61
                                               =========        =========        =========        =========

Cash dividends per share of common stock          $ 0.16           $ 0.15           $ 0.32           $ 0.30
                                               =========        =========        =========        =========

See accompanying notes to condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  (Dollars in thousands)
                                                     Six Months Ended
                                             June 29, 2002       June 30, 2001
                                             -------------       -------------
Cash Flows from Operating Activities
  Net earnings                                 $  23,868           $  15,103
  Depreciation and amoritization                  37,081              37,571
  Deferred income taxes                              915                 208
  Write-off of investment                              -              12,500
  Gain on sale of plant and equipment                (95)               (161)
  Change in assets and liabilities
    Decrease in receivables                       33,585              33,451
    Decrease (increase) in inventories            (1,305)             13,436
    Increase in other current assets              (1,169)             (3,296)
    (Decrease) increase in accounts payable
      and accrued liabilities                      1,448             (36,065)
    Increase in other non-current assets            (928)             (2,372)
    Tax benefit from exercise of stock
     options                                       2,313                  61
    Other, net                                     3,027                (232)
                                               ---------           ---------
Cash provided from operating activities           98,740              70,204
                                               ---------           ---------

Cash Flows From Investing Activities
     Capital expenditures, net                   (14,891)            (31,167)
     Additions to long-term investments           (1,261)             (1,426)
                                               ---------           ---------
Cash used for investing activities               (16,152)            (32,593)
                                               ---------           ---------

Cash Flows From Financing Activities
     Repayments of short-term debt, net                -             (24,762)
     Repayments of long-term debt                (20,596)             (5,436)
     Dividends paid                               (7,987)             (7,374)
     Proceeds from exercise of stock options      11,562               1,235
                                               ---------           ---------
Cash used for financing activities               (17,021)            (36,337)
                                               ---------           ---------

Net increase in cash                              65,567               1,274
Cash and cash equivalents at the beginning
 of period                                        65,976              27,660
                                               ---------           ---------
Cash and cash equivalents at the end of
 the period                                    $ 131,543           $  28,934
                                               =========           =========
Cash payments for:
     Interest, net of capitalized interest     $   5,758           $   6,742
     Income taxes                                  8,739               2,343

See accompanying notes to condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (UNAUDITED)

1)   Basis of Presentation

     The unaudited condensed consolidated financial statements of Banta Corporation (the Corporation) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest Annual Report on Form 10-K.

     In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended June 29, 2002 are not necessarily indicative of results that may be expected for the year ending December 28, 2002.

2)   Inventories

     Inventories consist of the following (dollars in thousands):

                                              June 29, 2002    December 29, 2001
                                              -------------    -----------------
     Raw materials and supplies                  $ 32,502           $ 38,432
     Work-in-process and finished goods            39,882             32,647
                                                 --------           --------
                                                 $ 72,384           $ 71,079
                                                 ========           ========

3)   Earnings Per Share of Common Stock

     Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate entirely to the assumed exercise of stock options.

     The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

                      Three Months Ended                 Six Months Ended
                 -----------------------------     -----------------------------
                 June 29, 2002   June 30, 2001     June 29, 2002   June 30, 2001
                 -------------   -------------     -------------   -------------
     Basic            25.2            24.6              25.1            24.6
     Diluted          25.6            24.8              25.5            24.8

4)   Comprehensive Earnings

     Comprehensive earnings consist of the following (dollars in thousands):

                                  Three Months Ended        Six Months Ended
                                 --------------------     --------------------
                                 June 29,    June 30,     June 29,    June 30,
                                   2002        2001         2002        2001
                                 --------    --------     --------    --------

     Net earnings                $ 13,380    $ 12,471     $ 23,868    $ 15,301
     Other comprehensive
      earnings (loss):
     Foreign currency
      translation adjustments       6,347      (1,357)       5,704      (3,805)
                                 --------    --------     --------    --------
     Comprehensive earnings      $ 19,727    $ 11,114     $ 29,572    $ 11,496
                                 ========    ========     ========    ========

5)   Goodwill

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Corporation has completed the first step of the transitional goodwill impairment test, which required the Corporation to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of December 30, 2001. Based on this analysis, the Corporation has concluded that no impairment existed at the time of adoption, and, accordingly, the Corporation has not recognized any transitional impairment loss.

     Changes in the carrying amount of goodwill of $576,000 and $926,000 for the three and six months periods ended June 29, 2002, respectively, consist solely of translation adjustments for goodwill denominated in foreign currencies.

     As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro-forma net earnings and earnings per share that would have resulted for the three and six months ended June 29, 2002 if SFAS No. 142 had been adopted on December 31, 2000 (dollars in thousands, except per share amounts):

                                    Three Months Ended        Six Months Ended
                                   --------------------     --------------------
                                   June 29,    June 30,     June 29,    June 30,
                                     2002        2001         2002        2001
                                   --------    --------     --------    --------

     Reported net earnings         $ 13,380    $ 12,471     $ 23,868    $ 15,103
     Goodwill amortization                -         456            -         918
                                   --------    --------     --------    --------
     Adjusted net earnings         $ 13,380    $ 12,927     $ 23,868    $ 16,021
                                   ========    ========     ========    ========
     Basic earnings per share:
       Reported net earnings          $0.53       $0.51        $0.95       $0.61
       Goodwill amortization              -         .02            -         .04
                                   --------    --------     --------    --------
       Adjusted basic earnings
        per share                     $0.53       $0.53        $0.95       $0.65
                                   ========    ========     ========    ========
     Diluted earnings per share:
       Reported net earnings          $0.52       $0.50        $0.93       $0.61
       Goodwill amortization              -         .02            -         .04
                                   --------    --------     --------    --------
       Adjusted diluted earnings
        per share                     $0.52       $0.52        $0.93       $0.65
                                   ========    ========     ========    ========

6)   Restructuring Charge

     In the second quarter of 1999, the Corporation recorded a restructuring charge, including related asset writedowns, of $55.0 million ($38.5 million after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain under-performing business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill. With the exception of continued lease payments for certain of the closed facilities, all restructuring actions were substantially completed in 2000.

     The restructuring charge consists of the following (dollars in thousands):

                                    Original
                                 Restructuring    Used in       Used in     Used in    Used through        Balance
                                     Charge         1999          2000        2001     June 29, 2002    June 29, 2002
---------------------------------------------------------------------------------------------------------------------

Writedown of intangible
assets, including goodwill         $ 15,600       $ (15,600)    $     -     $     -       $     -          $     -

Writedown of tangible assets         15,300         (15,300)          -           -             -                -

Lease termination payments           11,500          (2,764)     (1,940)     (1,318)         (362)           5,116

Employee severance and
 termination benefits                 8,300          (6,588)     (1,712)          -             -                -

Other facility exit costs             4,300          (2,799)     (1,501)          -             -                -
---------------------------------------------------------------------------------------------------------------------

Total                              $ 55,000       $ (43,051)    $(5,153)    $(1,318)      $  (362)         $ 5,116
---------------------------------------------------------------------------------------------------------------------

7)   Segment Information

     The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three and six months ended June 29, 2002 and June 30, 2001 are as follows (dollars in thousands):

                                    Three Months Ended        Six Months Ended
                                   --------------------     --------------------
                                   June 29,    June 30,     June 29,    June 30,
                                     2002        2001         2002        2001
                                   --------    --------     --------    --------

     Net sales
       Print                       $236,578    $227,008     $472,555    $482,797
       Supply-Chain Management       69,424      85,230      142,627     177,245
       Healthcare                    27,455      26,440       51,048      52,649
                                   --------    --------     --------    --------
       Total                       $333,457    $338,678     $666,230    $712,691
                                   ========    ========     ========    ========

     Earnings from operations
       Print                       $ 20,847    $ 19,813     $ 39,513    $ 37,237
       Supply-Chain Management        5,721       5,392       10,426      11,225
       Healthcare                     2,530       2,529        5,115       5,066
                                   --------    --------     --------    --------
       Total                       $ 29,098    $ 27,734     $ 55,054    $ 53,528
                                   ========    ========     ========    ========


     The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three and six months ended June 29, 2002 and June 30, 2001 (dollars in thousands):

                                  Three Months Ended        Six Months Ended
                                 --------------------     --------------------
                                 June 29,    June 30,     June 29,    June 30,
                                   2002        2001         2002        2001
                                 --------    --------     --------    --------

     Reportable segment
      earnings from operations   $ 29,098    $ 27,734     $ 55,054    $ 53,528
     Corporate expenses (not
      allocated to segments)       (4,370)     (4,571)      (9,849)     (9,784)
     Interest expense              (2,943)     (3,493)      (6,053)     (7,504)
     Write-off of investment            -           -            -     (12,500)
     Other income (expense)           155         801           94         963
                                 --------    --------     --------    --------
       Earnings before income
        taxes                    $ 21,940    $ 20,471     $ 39,246    $ 24,703
                                 ========    ========     ========    ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2002 COMPARED TO 2001

Net Sales

Net sales of Banta Corporation (the Corporation) for the second quarter of 2002 were $333 million, 2% less than the $339 million for the second quarter of 2001. Revenue for the quarter by segment is shown below:

-----------------------      ---------      ---------      ---------------------
                             Quarter 2      Quarter 2
Segment                        2002            2001        Increase (Decrease) %
-----------------------      ---------      ---------      ---------------------
Print                        $ 236,578      $ 227,008                4%
-----------------------      ---------      ---------      ---------------------
Supply-chain management         69,424         85,230              (19%)
-----------------------      ---------      ---------      ---------------------
Healthcare                      27,455         26,440                4%
-----------------------      ---------      ---------      ---------------------
Total                        $ 333,457      $ 338,678               (2%)
-----------------------      ---------      ---------      ---------------------

Print sales in the second quarter of 2002 were 4% higher than the prior year period, with strong gains in the Catalog and the Book Groups. This gain in revenue was achieved despite the impact of 14% lower paper prices compared to the second quarter of 2001. The Corporation's revenues are directly impacted by paper prices since the Corporation generally passes the cost of paper on to its customers.

The primary factors affecting print segment sales in the second quarter of 2002 were:

     >> Book Group sales in the second quarter of 2002 were 10% above the prior year period. In the educational market, publishers have returned to a normal purchasing pattern, after depleting inventories early in 2001. In addition, several key states are purchasing state specific educational programs adopted in 2001.

     >> The Catalog Group had strong sales volume, with second quarter 2002 revenues up 17% from the prior year period and year-to-date impressions (product produced on our press equipment) were 16% ahead of the same period in 2001. The increase in sales is the result of market share gains, the addition of several new niche catalogs, and a limited number of longer run publications.

     >> Publication Group sales in the 2002 second quarter are comparable to the same period in 2001. Page counts for the Corporation's special interest trade and business-to-business publications were down 15-20% from the prior year period.

     >> The Direct Marketing Group had a difficult second quarter in 2002, with revenues down 9% from the prior year period. Key customers in the retail, consumer products and financial services industries continued to cut back their mailing programs. In addition, increased industry capacity in the imaging business and commercial print markets led to pricing pressures.

Softness within the technology sector, especially telecommunications and communications infrastructure companies, continued to put downward pressure on revenues in the supply-chain management segment. Second quarter 2002 revenues in this segment were down 19% from the second quarter of 2001.

Healthcare revenues were up 4% in the second quarter of 2002 as compared to the prior year period. Primary products for this segment are one-time use disposable paper and film based products.

Net sales for the Corporation for the first half of 2002 were $666 million, a decrease of 6.5% from the first half of 2001. Print segment sales for the six-month period were $472.5 million compared to $482.8 million in the first half of 2001, a decrease of 2%. Print sales for the first half of 2002 were below the prior year period as the result of paper prices that were 15% below the prior year first half and reduced advertising spending. Sales for the supply-chain management segment in the first six months of 2002 were $142.6 million, down 20% from the prior year first half sales of $177.2 million. Factors primarily affecting operating activity levels for the supply-chain management segment for the first two quarters were similar to those described above for the second quarter. Healthcare sales in the first half of 2002 were slightly lower than the prior year, at $51.0 million compared to $52.6 million in the first half of 2001.

Earnings from operations

Earnings from operations for the second quarter of 2002 were $24.7 million, an increase of 7% compared to $23.2 million for the second quarter of 2001. Margins strengthened to 7.4% for the second quarter of 2002 compared to 6.8% for the same period last year. Operating margins for the second quarters of 2002 and 2001 were as follows:

            Segment                  Quarter 2 2002      Quarter 2 2001
            -------                  --------------      --------------
     Print                                8.8%                8.7%
     Supply-Chain Management              8.2%                6.3%
     Healthcare                           9.2%                9.6%

Despite reduced revenue in the Corporation's supply-chain management segment, operating performance, cost controls and product mix generated improved margins in the second quarter of 2002. Margins exceeded what the Corporation believes are sustainable for the supply-chain management business over the long term. The Corporation generally expects operating margins for this business to be in the range of 5.5% to 6.5%. The reduction in Healthcare margins in the 2002 second quarter resulted from manufacturing realignment costs of approximately $450,000 at the Corporation's Rialto and Neenah facilities recorded in the second quarter of 2002. The elimination of goodwill amortization effective December 30, 2001 with the adoption of SFAS No. 142 will benefit the Corporation by approximately $3.0 million annually. This amount will be spread evenly over the four quarters. Amortization for the second quarter of 2001 was approximately $750,000, which reduced diluted earnings per share by two cents.

Earnings from operations for the first half of 2002 increased to $45.2 million, 3% higher than the $43.7 million for the prior year period. Operating margins of 6.8% for the first half of 2002 were higher than the 6.1% for the same period in 2001. Print segment earnings from operations for the first six-months of 2002 were 6% higher than the prior year period, the result of cost controls, utilization and favorable product mix. Earnings from operations for the supply-chain management segment were 7% lower for the current six-month period compared to the prior year period primarily due to reduced sales volumes. However, earnings from operations as a percentage of sales for this segment increased to 7.3% in the first half of 2002 from 6.3% in the prior year period. Healthcare earnings from operations as a percentage of sales were consistent at approximately 10% for both the first half of 2002 and 2001.

Interest Expense

Interest expense for the second quarter of 2002 was $2.9 million, a reduction of 16% compared to interest expense of $3.5 million in the prior year second quarter. Interest expense for the first half of 2002 was $6.1 million, a reduction of 19% compared to the first half of 2001. The Corporation's improved balance sheet has resulted in no short-term debt outstanding at the end of the second quarter of 2002, compared to $22.1 million in short-term debt outstanding at the end of second quarter 2001. The reduction in interest expense is the result of the reduction in long-term and short-term debt.

Income Taxes

As indicated below, the Corporation's effective second quarter tax rates for 2002 were slightly lower than the second quarter 2001 rates. Tax rates for the first half of 2002 were slightly higher than those of the prior year.

                                         Effective Tax Rate
                                         2002          2001
                                        -------       -------
       Second Quarter                    39.0%         39.1%
       First Half                        39.2%         38.9%

Liquidity and Capital Resources

The Corporation's net working capital (current assets less current liabilities) increased by approximately $38 million at the end of the first half of 2002 compared to the end of fiscal 2001. Cash balances increased by approximately $65 million, which is primarily the result of reduced capital expenditures and reductions in accounts receivable. The Corporation intends to utilize excess cash to continue investing in the business through capital expenditures and acquisitions. This increase in working capital was offset by decreases in accounts receivable, as measured by days sales outstanding, which resulted in a $33 million reduction from the end of fiscal 2001. Inventories on June 29, 2002 were comparable to the balance at the end of 2001.

Capital expenditures were $15 million during the first half of 2002; a decrease of $16 million from the amount expended during the first half of 2001. Capital requirements for the full year are expected to be approximately $50 - $55 million and will be funded by a combination of cash provided from operations and borrowings. During the first half of 2002, the Corporation repurchased no shares of common stock.

Total debt as a percentage of total capitalization at June 29, 2002 was 24%, compared to 28% at December 29, 2001.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

Proposed Acquisition of Mentor Media

On June 20, 2002, the Corporation announced that it had reached an agreement to purchase Mentor Media Ltd., a supply-chain management leader in Asia for a purchase price of US $70 million. The acquisition of Mentor Media Ltd. is intended to strengthen the Corporation's global position as well as support the Corporation's customers as they migrate their manufacturing activities to Asia. On August 13, 2002, Mentor Media Ltd. announced that the results of its first fiscal quarter ended June 30, 2002 are expected to be materially lower than for the previous quarter and the corresponding first quarter in 2001. In light of Mentor's expected financial performance for its first fiscal quarter of 2002, the Corporation has entered into discussions regarding, among other things, the manner and the terms under which the consideration to be paid to Mentor's principal shareholder will be paid to him as well as the minimum net tangible asset value Mentor Media Ltd. must have in connection with the closing of the transaction. Assuming that terms acceptable to the Corporation can be negotiated, the Corporation believes the transaction will close in the fourth quarter of 2002. Mentor Media Ltd. currently has operations in Singapore, Taiwan, South Korea and China.

FUTURE OUTLOOK

Given Banta's solid first half performance, management continues to expect the corporation to achieve mid-single digit growth in 2002 diluted EPS. Full-year earnings per share are projected to be in the range of $2.40 to $2.45 versus 2001's $2.31, before last year's investment write-off. However, given the continuing sluggish economy, lower paper prices, competitive pricing and ad spending reductions, Banta now expects 2002 revenues will be flat to slightly down compared to last year.

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

The most significant accounting estimates inherent in the preparation of the Corporation's consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment, capitalized software development costs and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o Revenue Recognition. Revenues are recognized on products shipped to unaffiliated customers when the risk of loss transfers or when services are performed. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, which provides guidance on whether revenue should be recorded gross as a principal or net as an agent. Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision.

o The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective December 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of December 30, 2001. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss. At December 29, 2001, the Corporation had $63.8 million in goodwill and recognized $3 million of amortization expense for the year ended December 29, 2001.

o Inventories. The Corporation's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results, or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability (particularly paper), unanticipated changes in operation expenses, unanticipated production difficulties, changes in demand for products and services in the technology sector, the impact of increased competition resulting from industry consolidation, and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. At June 29, 2002, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation's long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

                           PART II: OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 23, 2002, the only matters submitted to a vote of the Corporation's shareholders was the election of nine directors. All of the persons nominated as directors were elected for terms expiring at the 2003 annual meeting. The following table sets forth certain information with respect to such election:
                                                                  Shares
                                             Shares            Withholding
          Name                              Voted For           Authority
          ----                             ----------          -----------

          Jameson A. Baxter                19,893,856           1,158,594
          Donald D. Belcher                19,887,751           1,164,699
          John F. Bergstrom                19,904,132           1,148,318
          Ursula M. Burns                  19,914,569           1,137,881
          Henry T. DeNero                  19,904,995           1,147,455
          Richard L. Gunderson             19,625,187           1,427,263
          Raymond C. Richelsen             19,632,283           1,420,167
          Stephanie A. Streeter            19,917,915           1,134,535
          Michael J. Winkler               18,382,790           2,669,660

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits -

                    3.1 - Amendment to By-laws
                    3.2 - By-laws as amended
                   99.1 - Written Statement of the Chief Executive Officer
                   99.2 - Written Statement of the Chief Financial Officer

          (b)  Reports on Form 8-K -

               The Company filed a Current Report on Form 8-K, dated May 17, 2002, reporting (under Item 4) the dismissal of Arthur Andersen LLP as the Company's independent accountants and engagement of Ernst & Young LLP as the Company's independent accountants for 2002.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION

     /s/ Daniel W. Kiener
     ------------------------------------------
     Daniel W. Kiener
     Vice President and Chief Financial Officer

     Date  August 13, 2002

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended June 29, 2002


Exhibit Number
--------------

     3.1    Amendment to By-laws

     3.2    By-laws, as amended

    99.1    Written Statement of Chief Executive Officer

    99.2    Written Statement of Chief Financial Officer