Form 10-Q
period 2002-09-28
BANTA CORP
filed 2002-11-12
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 28, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________to___________

Commission File Number 0-6187
                       ------

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                            39-0148550
----------                                                           ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
-----------------------------------                                        -----
(Address of principal executive                                       (Zip Code)
offices)

Registrant's telephone number, including area code:  (920) 751-7777
                                                     --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

       Common stock outstanding as of October 21, 2002 - 25,328,721 shares.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
             For the Three and Nine Months Ended September 28, 2002



                                      INDEX



                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                     September 28, 2002 and December 29, 2001...............  3

                  Condensed Consolidated Statements of Earnings
                     for the Three Months and Nine Months Ended
                     September 28, 2002 and September 29, 2001..............  4

                  Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 28, 2002
                     and September 29, 2001.................................  5

                  Notes to Condensed Consolidated Financial Statements..... 6-9

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................... 10-14

         Item 3 - Quantitative and Qualitative Disclosures about
                    Market Risk ............................................ 14

         Item 4 - Controls and Procedures................................... 14


PART II  OTHER INFORMATION

         Item 5 - Other Information......................................... 15

         Item 6 - Exhibits and Reports on Form 8-K.......................... 15

SIGNATURES.................................................................. 15

CERTIFICATIONS............................................................ 16-17

Part 1 Item 1. Financial Statements

                         BANTA CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Dollars in thousands)
ASSETS                                                 September 28, 2002  December 29, 2001
------                                                 ------------------  -----------------
                                                          (unaudited)

Current Assets
     Cash and cash equivalents                              $ 143,508          $  65,976
     Receivables                                              204,858            215,505
     Inventories                                               66,711             71,079
     Other current assets                                      23,240             21,056
                                                            ---------          ---------
          Total Current Assets                                438,317            373,616
                                                            ---------          ---------
Plant and equipment                                           922,168            908,525
Less accumulated depreciation                                 628,216            583,541
                                                            ---------          ---------
Plant and equipment, net                                      293,952            324,984
Goodwill                                                       64,673             63,801
Other assets                                                   23,688             25,645
                                                            ---------          ---------
                                                            $ 820,630          $ 788,046
                                                            ---------          ---------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable                                       $  95,663          $  98,391
     Accured salaries and wages                                36,250             32,218
     Other accrued liabilities                                 31,786             28,226
     Current maturities of long-term debt                      19,416             25,915
                                                            ---------          ---------
          Total Current Liabilities                           183,115            184,750
                                                            ---------          ---------
Long-term debt                                                113,659            130,981
Deferred income taxes                                          21,412             21,080
Other non-current liabilities                                  42,447             43,957
                                                            ---------          ---------
          Total Liabilities                                   360,633            380,768
                                                            ---------          ---------

Shareholders' Investment
     Preferred stock-$10 par value;
       authorized 300,000 shares; none issued                      --                 --
     Common stock-$.10 par value, authorized
       75,000,000 shares; 28,471,772 and 27,874,263
       shares issued, respectively                              2,847              2,787
Amount in excess of par value of stock                         19,372              3,366
Accumulated other comprehensive loss                           (5,669)           (10,914)
Treasury stock, at cost - 3,144,400 shares                    (66,814)           (66,814)
Retained earnings                                             510,261            478,853
                                                            ---------          ---------
          Total Shareholders' Investment                      459,997            407,278
                                                            ---------          ---------
                                                            $ 820,630          $ 788,046
                                                            =========          =========

See accompanying notes to unaudited condensed consolidated financial statements

                                        BANTA CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (UNAUDITED)
                                                                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended                         Nine Months Ended
                                               September 28, 2002   September 29, 2001   September 28, 2002   September 29, 2001
                                               ------------------   ------------------   ------------------   ------------------

Net sales                                          $   352,076          $   377,817          $ 1,018,306          $ 1,090,508
Cost of goods sold                                     270,026              299,373              793,744              872,728
                                                   -----------          -----------          -----------          -----------
     Gross earnings                                     82,050               78,444              224,562              217,780
Selling and administrative expenses                     48,820               44,062              146,127              139,654
                                                   -----------          -----------          -----------          -----------
     Earnings from operations                           33,230               34,382               78,435               78,126
Interest expense                                        (2,063)              (3,303)              (8,116)             (10,807)
Write-off of investment                                     --                   --                   --              (12,500)
Other income, net                                          758                 (531)                 852                  432
                                                   -----------          -----------          -----------          -----------
     Earnings before income taxes                       31,925               30,548               71,171               55,251
Provision for income taxes                              12,386               11,800               27,764               21,400
                                                   -----------          -----------          -----------          -----------
     Net earnings                                  $    19,539          $    18,748          $    43,407          $    33,851
                                                   ===========          ===========          ===========          ===========

Basic earnings per share of common stock           $      0.77          $      0.76          $      1.72          $      1.37
                                                   ===========          ===========          ===========          ===========

Diluted earnings per share of common stock         $      0.76          $      0.75          $      1.70          $      1.36
                                                   ===========          ===========          ===========          ===========

Cash dividends per share of common stock           $      0.16          $      0.15          $      0.48          $      0.45
                                                   ===========          ===========          ===========          ===========

See accompanying notes to condensed consolidated financial statements

                           BANTA CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                                           (Dollars in thousands)
                                                                              Nine Months Ended
                                                                   September 28, 2002    September 29, 2001
                                                                   ------------------    ------------------
Cash Flows from Operating Activities
     Net earnings                                                        $  43,407          $  33,851
     Depreciation and amortization                                          55,572             56,370
     Deferred income taxes                                                     891                468
     Write-off of investment                                                    --             12,500
     Gain (loss) on sale of plant and equipment                                 18               (160)
     Change in assets and liabilities
          Decrease in receivables                                           10,647             10,395
          Decrease in inventories                                            4,368             23,298
          Increase (decrease) in accounts payable
            and accrued liabilities                                          5,374            (23,707)
          Net change in other current assets and liabilities                (2,743)            (2,266)
          Net change in other non-current assets and liabilities              (760)            (2,060)
          Tax benefit from exercise of stock options                         2,818                127
          Other, net                                                         3,290              1,958
                                                                         ---------          ---------
Cash provided from operating activities                                    122,882            110,774
                                                                         ---------          ---------

Cash Flows From Investing Activities
     Capital expenditures                                                  (21,020)           (40,151)
     Additions to long-term investments                                     (1,731)            (1,964)
                                                                         ---------          ---------
Cash used for investing activities                                         (22,751)           (42,115)
                                                                         ---------          ---------

Cash Flows From Financing Activities
     Repayments of short-term debt, net                                         --            (30,811)
     Repayments of long-term debt                                          (23,821)            (8,805)
     Dividends paid                                                        (12,027)           (11,069)
     Proceeds from exercise of stock options                                13,249              2,208
                                                                         ---------          ---------
Cash used for financing activities                                         (22,599)           (48,477)
                                                                         ---------          ---------

Net increase in cash                                                        77,532             20,182
Cash and cash equivalents at the beginning of period                        65,976             27,660
                                                                         ---------          ---------
Cash and cash equivalents at the end of the period                       $ 143,508          $  47,842
                                                                         =========          =========

Cash payments for:
     Interest, net of capitalized interest                               $   7,990          $   9,442
     Income taxes                                                           19,876             13,567

See accompanying notes to condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2002
                                   (UNAUDITED)

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

       In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 28, 2002 are not necessarily indicative of results that may be expected for the year ending December 28, 2002.

2)     Inventories

       Inventories consist of the following (dollars in thousands):

                                          September 28, 2002  December 29, 2001
                                          ------------------  -----------------
     Raw materials and supplies                  $31,555            $38,432
     Work-in-process and finished goods           35,156             32,647
                                                  ------             ------
                                                 $66,711            $71,079
                                                ========            =======


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

       The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

               ----------------------------------------------------------------------------------------------
                                   Three Months Ended                          Nine Months Ended
                         September 28, 2002   September 29, 2001    September 28, 2002   September 29, 2001
                         ------------------   ------------------    ------------------   ------------------
               Basic            25.3                 24.7                  25.2                 24.6
               Diluted          25.7                 24.9                  25.6                 24.8
               ----------------------------------------------------------------------------------------------

4)     Comprehensive Earnings

       Comprehensive earnings consist of the following (dollars in thousands):

                                                           Three Months Ended                       Nine Months Ended
                                                  September 28, 2002  September 29, 2001  September 28, 2002  September 29, 2001
                                                  ------------------  ------------------  ------------------  ------------------

          Net earnings                                 $19,539             $18,748              $43,407             $33,851
          Other comprehensive earnings (loss):
          Foreign currency translation
            adjustments                                   (457)              2,970                5,245                (637)
                                                         -----               -----                -----                ----

          Comprehensive earnings                        19,082             $21,718               48,652              33,214
                                                        ======             =======               ======              ======

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

       Changes in the carrying amount of goodwill of ($54,000) and $872,000 for the three and nine months periods ended September 28, 2002, respectively, consist solely of translation adjustments for goodwill denominated in foreign currencies.

       As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro-forma net earnings and earnings per share that would have resulted for the three and nine months ended September 28, 2002 if SFAS No. 142 had been adopted on December 31, 2000 (dollars in thousands, except per share amounts):

                                                   Three Months Ended                      Nine Months Ended
                                                   ------------------                      -----------------
                                         September 28, 2002  September 29, 2001  September 28, 2002   September 29, 2001
                                         ------------------  ------------------  ------------------   ------------------
    Reported net earnings                       $19,539           $18,748              $43,407               $33,851
    Goodwill amortization                             -               461                    -                 1,381
                                                 ------            ------               ------                ------
    Adjusted net earnings                        19,539           $19,209              $43,307               $35,232
                                                 ======            ======               ======                ======
    Basic earnings per share:
      Reported net earnings                       $0.77             $0.76                $1.72                 $1.37
      Goodwill amortization                           -               .02                    -                   .06
                                                 ------            ------               ------                ------
      Adjusted basic earnings per share           $0.77             $0.78                $1.72                 $1.43
                                                 ======            ======               ======                ======
    Diluted earnings per share:
      Reported net earnings                       $0.76             $0.75                $1.70                 $1.36
      Goodwill amortization                           -               .02                    -                   .06
                                                 ------            ------               ------                ------
    Adjusted diluted earnings per
      share                                       $0.76             $0.77                $1.70                 $1.42
                                                 ======            ======               ======                ======

6)     Restructuring Charge

       In the second quarter of 1999, the Corporation recorded a restructuring charge, including related asset writedowns, of $55.0 million ($38.5 million after tax). The restructuring primarily involved the Corporation's print segment and resulted in three facility closings and the elimination of certain under-performing business assets. The restructuring also resulted in workforce reductions of approximately 650 employees (350 employees at the three facilities closed) and the writedown of certain long-lived assets, including goodwill. With the exception of continued lease payments for certain of the closed facilities, all restructuring actions were substantially completed in fiscal 2000.

       The restructuring charge consists of the following (dollars in thousands):

                                              Original
                                            Restructuring    Used in    Used in   Used in    Used through        Balance
                                               Charge         1999       2000      2001     Sept. 28, 2002    Sept. 28, 2002
----------------------------------------------------------------------------------------------------------------------------

Writedown of intangible assets,
 including goodwill                           $ 15,600    $ (15,600)   $     -   $     -     $      -           $        -

Writedown of tangible assets                    15,300      (15,300)         -         -            -                    -

Lease termination payments                      11,500       (2,764)    (1,940)   (1,318)        (510)               4,968

Employee severance and termination
 benefits                                        8,300       (6,588)    (1,712)        -            -                    -

Other facility exit costs                        4,300       (2,799)    (1,501)        -            -                    -
----------------------------------------------------------------------------------------------------------------------------

Total                                         $ 55,000      (43,051)   $(5,153)  $(1,318)    $   (510)          $    4,968
----------------------------------------------------------------------------------------------------------------------------

7)     Segment Information

       The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows (dollars in thousands):

                                                  Three Months Ended                         Nine Months Ended
                                                  ------------------                         -----------------
                                         September 28, 2002   September 29, 2001  September 28, 2002   September 29, 2001
                                         ------------------   ------------------  ------------------   ------------------
           Net sales
             Print                            $  267,157          $  272,236          $  739,712          $  755,033
             Supply-Chain Management              62,849              80,929             205,476             258,174
             Healthcare                           22,070              24,652              73,118              77,301
                                              ----------          ----------          ----------          ----------
             Total                            $  352,076          $  377,817          $1,018,306          $1,090,508
                                              ==========          ==========          ==========          ==========

           Earnings from operations
             Print                            $   28,860          $   29,336          $   66,783          $   66,573
             Supply-Chain Management               6,566               7,121              16,992              18,346
             Healthcare                            2,626               2,165               7,591               7,231
                                              ----------          ----------          ----------          ----------
             Total                            $   38,052          $   38,622          $   91,366          $   92,150
                                              ==========          ==========          ==========          ==========

       The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three and nine months ended September 28, 2002 and September 29, 2001 (dollars in thousands):

                                                  Three Months Ended                         Nine Months Ended
                                                  ------------------                         -----------------
                                         September 28, 2002   September 29, 2001  September 28, 2002   September 29, 2001
                                         ------------------   ------------------  ------------------   ------------------

Reportable segment earnings from
  operations                                    $ 38,052            $ 38,622            $ 91,366            $ 92,150
Corporate expenses (not allocated to
  segments)                                       (4,822)             (4,240)            (12,931)            (14,024)
Interest expense                                  (2,063)             (3,303)             (8,116)            (10,807)
Write-off of investment                               --                  --                  --             (12,500)
Other income (expense)                               758                (531)                852                 432
                                                 -------             -------             -------             -------
    Earnings before income taxes                $ 31,925            $ 30,548            $ 71,171            $ 55,251
                                                 =======             =======             =======             =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2002 COMPARED TO 2001

Net Sales

Net sales for the third quarter of 2002 totaled approximately $352 million, 7% less than net sales for the third quarter of 2001. Net sales for the quarter by segment are shown below (dollars in thousands):

---------------------------- ----------------- --------------------- -------------------
Segment                         Quarter 3           Quarter 3            Increase
                                  2002                 2001              (Decrease) %
---------------------------- ----------------- --------------------- -------------------
Print                              $267,157            $272,236             (2%)
---------------------------- ----------------- --------------------- -------------------
Supply-Chain Management              62,849              80,929            (22%)
---------------------------- ----------------- --------------------- -------------------
Healthcare                           22,070              24,652            (10%)
---------------------------- ----------------- --------------------- -------------------
Total                              $352,076            $377,817             (7%)
---------------------------- ----------------- --------------------- -------------------

Print sales for the third quarter were 2% lower than the comparable quarter in the prior year, with strength in the Book Group offset by lower revenues in Publications, Catalog and Direct Marketing. The key issues related to revenues in this segment were:

o Book Group sales have been strong year to date, with third quarter revenues 5% above the prior year. The third quarter is historically a strong quarter for business-to-business catalogs and calendars, specifically day-to-day calendars. The business continues to expand its literature management services to a broader list of customers, and several major literature management customers were recently added, representing the healthcare, financial services and medical products industries.
o The Catalog Group had strong volumes, with third quarter print production (as measured by impressions) up 5% from the prior year. This is the result of gaining market share with several new niche catalogs and a limited number of longer run catalogs. Pricing in this marketplace remains a challenge, however. As a result, Catalog Group revenues in the 2002 third quarter were down 6% from the comparable quarter in the prior year.
o The Publications Group continues to outperform the market adding new titles and generating record impression counts in a very tough economy. However, advertising page counts moved down in September for the 20th straight month. Revenues for this Group for the third quarter were down 3% from the comparable quarter in the prior year.
o Direct Marketing has been one of the fastest growing markets in the print industry, but in 2002 both the commercial and direct mail segments have been the hardest hit by slowness in the economy. Retailers, consumer package goods companies and several financial service companies became increasingly conservative in the number and amount of pieces mailed. The result has been a very challenging nine months for the Direct Marketing Group's customers, with revenues down 9% from the prior year.

Consolidated net sales for the Supply-Chain Management segment for the third quarter of 2002 continued to decline from 2001 levels, with the third quarter down 22% from the comparable quarter of the prior year. Ongoing softness within the technology sector continues to put downward pressure on revenues.

Healthcare net sales in the third quarter were $22 million, down 10% versus the comparable period in 2001.

Net sales for the first nine months of 2002 were $1.02 billion, a decrease of 7% from the first nine months of 2001. Print segment sales for the nine-month period were $740 million compared to $755 million in the first nine months of 2001, a decrease of 2%. Sales for the supply-chain management segment in the first nine months of 2002 were $205 million, down 20% from the prior year comparable period sales of $258 million. Healthcare sales were slightly lower than the prior year, with $73 million in the first nine months of 2002 versus $77 million in the first nine months of 2001. Factors primarily affecting operating activity levels for the first nine months were similar to those described above for the third quarter.

Earnings from operations

Consolidated earnings from operations decreased by 3.4% to $33.2 million in the third quarter of 2002 as compared with $34.4 million in the third quarter of 2001. This decrease resulted from higher selling, general and administrative (SG&A) costs as compared with the third quarter of the prior year. SG&A costs in the third quarter of 2001 were unusually low due to cost cutting initiatives, including an adjustment to commission expense. SG&A costs in the third quarter of 2002 were consistent with prior quarters in fiscal 2002. Operating earnings as a percentage of sales increased from 9.1% in 2001 to 9.4% in 2002.

Segment operating margins were as follows for the third quarter:

         Segment                                  2002                  2001

         Print                                   10.8%                 10.8%
         Supply-Chain Management                 10.4%                  8.8%
         Healthcare                              11.9%                  8.8%

Operating margins for the print segment for the third quarter of 2002 were unchanged from operating margins in the comparable quarter of 2001.

Despite reduced revenue in the Corporation's Supply-Chain Management segment, operating performance and product mix generated an operating margin of 10.4% in the third quarter of 2002. Ongoing margins in the Supply-Chain Management segment with a normalized product mix would be expected to be in the 5.5% to 6.5% range. Several factors drove the strong 10.4% operating margin in the third quarter of 2002 in spite of the revenue shortage:
o The percentage or amount of material pass-through to value-added services varies greatly by customer and product. Third quarter revenue contained a higher portion of value added work, thus allowing the Corporation to achieve better than expected margins due to a more favorable product mix. In addition, stringent cost controls and increased efficiencies contributed to the improved margin.
o The release of $1.2 million of reserves related to the shutdown of a facility in Fort Worth, TX completed during the quarter. Ongoing analysis of reserves in this sector will be completed in the fourth quarter.

The Healthcare segment improved operating margins in the third quarter of 2002 to 11.9%, as compared to 8.8% in the third quarter of 2001, the result of an increased number of products sourced from lower cost foreign suppliers and tight control of working capital.

Consolidated earnings from operations for the first nine months of 2002 were $78 million, equal to the prior year period. Operating margins of 7.7% for the first nine months of 2002 were higher than the 7.2% for the same period in 2001. Print segment earnings in the 2002 nine-month period were equivalent to the 2001 results despite lower revenues. The 2002 performance was the result of stringent cost controls, utilization and mix factors. Earnings from operations for the supply-chain management segment were 7% lower for the current nine-month period compared to the prior year period primarily due to reduced sales volumes. Healthcare earnings from operations were consistent at approximately $7 million for both the first nine months of 2002 and 2001, despite lower revenues.

The principal raw material used by the Corporation in the print segment is paper. Paper prices in the third quarter of 2002 were nearly 8% below the third quarter of 2001.

Interest Expense

Interest expense for the third quarter of 2002 was $2.1 million, a reduction of 38% compared to interest expense of $3.3 million in the prior year third quarter. The Corporation had no short-term debt outstanding in the third quarter, compared to $16 million in short-term debt outstanding at the end of third quarter 2001. Long-term debt at September 28, 2002 of approximately $133 million was down from $179 million at the end of the 2001 third quarter. The reduction in interest expense is the result of the reduction in long-term and short-term debt. Essentially all of the Corporation's long-term debt is at fixed interest rates, so reduced interest rates in the market have not significantly impacted interest expense.

Interest expense for the first nine months of 2002 was $8.1 million, a reduction of 25% compared to the first nine months of 2001. The decrease in interest expense is the result of the reduction in total debt.

Income Taxes

As indicated below, the Corporation's effective third quarter and nine-month tax rates for 2002 were slightly higher than the third quarter and nine-month 2001 rates. The 2001 tax rates were impacted by foreign earnings taxed at a lower rate and an investment write-off in the 2001 first quarter.

                                                 Effective Tax Rate
                                               2002               2001
                                           -------------      -------------

       Third Quarter                          38.8%              38.6%
       First Nine Months                      39.0%              38.7%

Liquidity and Capital Resources

The Corporation's net working capital (current assets less current liabilities) increased by approximately $66 million at the end of the first nine months of 2002 compared to the end of fiscal 2001. Cash balances increased by approximately $78 million, primarily the result of increased cash flow from operations, reduced capital expenditures and decreases in accounts receivable of $11 million and inventory of $4 million, as compared to December 29, 2001 balances. Free cash flow for the third quarter of 2002 was $46 million, compared to $44 million in the third quarter of 2001. Earnings before interest, taxes and depreciation totaled $52 million in the third quarter of 2002, comparable to the $53 million recorded in the third quarter of 2001.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended September 28, 2002, the Corporation did not effect any repurchases of common stock.

Capital expenditures were $21 million during the first nine months of 2002, a decrease of $19 million from the $40 million spent during the first nine months of 2001. The Corporation reduced capital expenditures due to continued softness in the general economy. Capital expenditures for the full year are expected to be approximately $35 - $40 million and will be funded by cash provided from operations. Capital expenditures for 2001 were approximately $50 million.

Total debt as a percentage of total capitalization at September 28, 2002 was 22%, compared to 28% at December 29, 2001.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

The Corporation has estimated the fair value of plan assets and obligations as of December 31, 2002 of the primary defined benefit pension plans. At this time the Corporation anticipates a large unrecognized net loss due to asset performance and the decline in prevailing interest rates. However, the plans are adequately funded and the Corporation does not expect to incur a charge to other comprehensive income. Plan assets and obligations will be monitored closely through the balance of the year and the Corporation may consider an additional contribution in 2002.

Termination of Proposed Acquisition of Mentor Media
On October 21, 2002, the Corporation announced its intention to seek a court ruling for the termination of its proposed acquisition of Singapore-based Mentor Media Ltd. (Singapore Stock Exchange) due to, among other things, Mentor's failure to satisfy certain material conditions required to close the transaction. The Corporation has consulted with the Singapore Securities Industry Council in connection with this intention, as required under the Singapore Takeovers Code. The Corporation has also commenced litigation in Singapore seeking termination of the acquisition agreement. The Corporation believes that it has meritorious grounds upon which to seek termination of the transaction. The proposed transaction was announced on June 20, 2002.

FUTURE OUTLOOK
Despite the persistence of a depressed economy and the lack of visibility in the marketplace, the Corporation currently believes that for the full-year 2002 it will exceed last year's net earnings and diluted EPS of $2.31 per share (before the write-off of investment in Xyan.com). However, EPS guidance of $2.40 to $2.45, given July 26 when the Corporation released its 2002 second quarter earnings, now appears too optimistic given economic conditions. Given the continued sluggishness of the economy and the lack of signs for revenue recovery from the Corporation's customers until possibly the latter part of next year, the Corporation is currently examining all options to insure that its cost structure and capacity are properly aligned with revenue expectations.

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

The most significant accounting estimates inherent in the preparation of the Corporation's consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment, long term investments and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

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


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results, or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability, unanticipated changes in operation expenses, unanticipated production difficulties, issues related to the termination of Mentor Media acquisition, changes in the pattern of outsourcing supply-chain management functions by customers, and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of September 28, 2002, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation's long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION



Item 5.  Other Information

         The Corporation announced on October 29, 2002 that Daniel W. Kiener, Vice President and Chief Financial Officer, resigned due to a family medical issue that requires him to return to his home in Pittsburgh, PA. Mr. Kiener's resignation as Chief Financial Officer becomes effective following the Corporation's third quarter reporting cycle, which will conclude in mid-November. Succeeding Mr. Kiener as interim Chief Financial Officer will be Gerald A. Henseler, who retired as the Corporation's Executive Vice President and Chief Financial Officer on August 1, 2002.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits -

         4.1   - Amendment to Rights Agreement
         99.1 - Written Statement of Chief Executive Officer
         99.2 - Written Statement of Chief Financial Officer

    (b)  Reports on Form 8-K -

         The Corporation filed a Current Report on Form 8-K, dated August 13, 2002, furnishing written statements of its principal executive officer and principal financial officer relating to certain of the Corporation's filings under the Securities Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION



     /s/ Daniel W. Kiener
     ------------------------------------------
     Daniel W. Kiener
     Vice President and Chief Financial Officer

     Date  November 12, 2002

I, Stephanie A. Streeter, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Banta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 12, 2002


    /s/ Stephanie A. Streeter
    -------------------------------------
    Stephanie A. Streeter
    President and Chief Executive Officer

                                 CERTIFICATIONS

I, Daniel W. Kiener, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Banta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 12, 2002


     /s/ Daniel W. Kiener
     ------------------------------------------
     Daniel W. Kiener
     Vice President and Chief Financial Officer

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    For The Quarter Ended September 28, 2002


Exhibit Number

4.1          Amendment to Rights Agreement

99.1         Written Statement of Chief Executive Officer

99.2         Written Statement of Chief Financial Officer