Form 10-K
period 2002-12-28
BANTA CORP
filed 2003-03-28
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 1-14637

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                                 39-0148550
---------------------------------                              -----------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                                I.D. Number)

225 Main Street, Menasha, Wisconsin                                  54952
----------------------------------------                       -----------------
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

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  (X) Yes   ( ) No

     Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2002: $899,061,000.

     Number of shares of common stock outstanding as of February 28, 2003:
25,247,832

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 28, 2002 (incorporated into Parts I and II).

(2) Portions of the Definitive Proxy Statement for annual meeting of shareholders to be held on April 29, 2003 (incorporated into Part III).

                                     PART I
Item 1.    Business

General

     Banta Corporation (the "Corporation") is a technology and market leader in its two primary business segments, print and supply-chain management. The Corporation provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers, including catalogs, publications, product brochures, literature management, educational materials and e-business services. The Corporation's global supply-chain management businesses provide a wide range of outsourcing capabilities to the world's largest technology companies. Services range from component procurement, product assembly and packaging to inventory control and global distribution. In addition to its primary segments, the Corporation's healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin 54952. The Corporation had a total of approximately 8,300 employees at the end of fiscal 2002.

     The Corporation operates in two primary business segments, print and supply-chain management, with a smaller business operation in healthcare products. Footnote 13 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 includes further information on the Corporation's business segments, which information is incorporated herein by reference.

     This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to the risk considerations discussed on pages four and five below, factors that could affect actual results include, among others, changes in customers' order patterns or demand for the Corporation's products and services, changes in raw material costs and availability, unanticipated changes in operating expenses, unanticipated production difficulties, unexpected results relating to the Corporation's ongoing litigation matters, changes in the patterns of outsourcing supply-chain management functions by customers, unanticipated issues related to the restructurings and realignments in the catalog and supply-chain management businesses and expected cost savings related thereto, and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Customers

     The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its print or healthcare customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and magazine production, and to a lesser extent, catalog production. In addition to these production agreements, during 1999 the Corporation entered into a five-year agreement with Compaq Computer Corporation (now Hewlett-Packard Company). During fiscal 2002 revenues under this contract were approximately $115 million and the Corporation expects comparable revenue for fiscal 2003. Under this contract the Corporation configures, tests and distributes worldwide Compaq's hard drives which are used in mid-range and high-end servers typically found in information technology centers.

     Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 33%, 34%, and 34% of net sales during 2002, 2001, and 2000, respectively. No customer accounted for more than 10% of the Corporation's net sales in 2002, 2001, or 2000.

     International operations represented 15%, 15%, and 12% of consolidated net sales and 17%, 14%, and 11% of consolidated assets in 2002, 2001, and 2000, respectively.

Backlog

     Lead-time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors including paper availability. Backlogs for the printing segment are expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available.

Markets Served

     The Corporation operates in two primary business segments, print and supply-chain management, and has other operations that produce and source healthcare products. These markets are summarized in the following table and described in greater detail below. Tables in this section set forth the approximate percentage of segment net sales contributed by each class of similar products for the last three fiscal years.

                                         2002        2001        2000
                                         ----        ----        ----

     Print                                72%         69%         71%

     Supply-chain management              21          24           22

     Healthcare                            7           7            7
                                         ---         ---          ---
            TOTAL                        100%        100%        100%

Print Segment

     Within the print segment, the Corporation's operations can be further subdivided into five general categories:

                                         2002        2001        2000
                                         ----        ----        ----

     Book                                 37%         33%         33%

     Catalog                              22          22          22

     Direct Marketing                     19          22          21

     Publications                         18          19          19

     Other                                 4           4           5
                                         ---         ---         ---
            TOTAL                        100%        100%        100%

     o    Book

     The Corporation provides the book publishing market with a variety of print and electronic media products, in addition to a full range of value-added packaging, fulfillment and distribution services. With seventeen manufacturing and distribution centers across the United States, the Corporation serves publishing customers in the educational, trade, professional and religious segments. The Corporation provides products ranging from soft cover books, technical manuals and business directories, to specialty calendars, multimedia kits and instructional games.

     o    Catalog

     Two of the Corporation's facilities produce catalogs primarily for the specialty and retail catalog markets. In addition, other facilities produce business-to-business and industrial catalogs. Bindery services within all these facilities provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services are provided by various operating units of the Corporation, including computerized mail distribution planning systems. These services assist the Corporation's customers in minimizing postage costs and are an integral part of catalog printing services. o

     o    Direct Marketing

     Printed materials for direct marketing customers are provided by three facilities. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sample or sell a product or solicit a response. The Corporation's imaging technology enables customers to obtain personalized direct mail pieces at press speeds. The Corporation's direct marketing customers are primarily marketers of financial services, packaged goods, and retail products and ad agencies.

     o    Publications

     The Corporation's three facilities serving the magazine market print, sort and mail nearly 900 different magazines. These magazines are primarily short-to-medium run publications (usually less than 350,000 copies), which are generally distributed to subscribers by mail. The Corporation's primary magazine customers are publishers of specialty magazines, including religious, business and professional journals and hobby, craft and sporting publications. The Corporation provides its customers with computerized mailing lists, re-print services and distribution services.

     o    Other

     Prepress services are provided by several of the Corporation's facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and have increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The Corporation also offers multiple graphic communication solutions to its customers, interactive online products for the Internet, including web site design, hosting and maintenance, and standard or customized electronic commerce solutions.

Supply-Chain Management Segment

     Banta Global Turnkey is a global supply-chain management business providing a wide range of outsourcing capabilities, from component sourcing and procurement, product assembly and packaging, and customized kitting, to inventory control and global distribution. Customers include computer hardware, computer software, communications and networking companies and medical device manufacturers in North America, Europe, and Asia. The Corporation provides the systems, technology and infrastructure to manage multiple elements of the supply chain, integrating the Corporation, the customers and the customer's suppliers into a common information technology system, thereby increasing capacity while reducing costs, cycle times and inventory requirements. With nearly two decades of experience serving the technology marketplace, Banta is a significant contributor to the evolution of turnkey services around the world.

Healthcare Segment

     Banta Healthcare Products produces and sources disposable products used in outpatient clinics, dental offices and hospitals. The Corporation converts poly film and paper into single-use products for the healthcare and food service industries. In addition, this division extrudes films, using both cast and blown extruders, for use in its manufacturing processes and for sale to external customers. Its products include sterile microscope drape covers, examination gowns, stretcher sheets, examination table paper and pillow covers.

Certain Risk Considerations

     The Corporation's business is exposed to risk from a variety of factors. Three key areas of risk, while not intended to be a comprehensive or definitive list, are summarized below.

     o    Competition

     Within the print segment, the graphic arts industry has continued to experience consolidation over the last few years. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than the Corporation in size with broader product offerings. The major competitive factors in the Corporation's print business are quality of finished products, time to market and distribution capabilities, ongoing customer service, price, availability of time on equipment and schedule flexibility. The consolidation of customers within certain of the Corporation's markets provides both greater competitive pricing pressures and opportunities for increased volume solicitation as customers reduce the number of vendors and aggregate volume. In recent years, seasonal excess capacity in the printing industry has resulted in lower unit prices. The Corporation believes it has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from Continuous Improvement programs.

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

     o    General Economic Conditions

     Global economic conditions have the potential to significantly impact the Corporation's financial results. Within the print segment, a change in economic conditions can impact many areas of spending, including government, business and individual spending. These changes can have a direct impact on the amount of print business available. Examples include:

          o Reductions or increases in state government spending on education leads to a corresponding decrease or increase in educational materials, which are produced by the Corporation's Book group.

          o Reductions or increases in business spending on advertising impact advertising page counts in magazines, and the volume of direct marketing materials. These changes can affect results in the Corporation's Publication, Direct Marketing and Catalog groups.

     Within the supply-chain management segment, a change in economic condition that influences individual or business spending on technology has the potential to significantly affect Banta's major customers in this market, which could impact the Corporation's financial performance.

Raw Materials

     The principal raw material used by the Corporation in the print segment is paper. Most of the Corporation's production facilities are located in areas with concentrated papermaking resources, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

     During 2002, the price of paper decreased on a composite average of approximately 10%. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 2001 and 2000, the price of paper decreased by approximately 9% and increased by approximately 10%, respectively. Prices for ink used in certain portions of the print segment of the business decreased in both 2002 and 2001. The Corporation uses a number of other raw materials including resins, packaging materials and subcontracted components. The cost of these materials remained relatively stable in 2002, 2001 and 2000.

     Materials used for assembly, testing and fulfillment in the supply-chain management segment are specific to the customers' product and may include computer keyboards or components thereof, cables, printed manuals, CD or DVD media, various hardware components and packing materials. There is no single dominant raw material used in this business segment.

Research and Development

     The Corporation is engaged in research and development relating to technology and system enhancements, and has made significant investments for such purposes. The Corporation believes that its research and development investments are above the industry average. One of the objectives of the technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving monitoring of paper usage, as well as working on the development of proprietary inks, coatings, adhesives and machine modifications.

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

Environmental Considerations

     The Corporation has environmental compliance programs primarily for the control of air quality, groundwater quality, disposal of waste material and all aspects of the work environment involving employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 2003. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Requirements of the U.S. Environmental Protection Agency and state agencies nationwide relating to disposal of waste in landfill sites are increasing, thus creating higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but management believes that expenditures for these purposes may have a negative impact on its earnings and those of its competitors in the future. However, any increased costs are not expected to have a material impact on the Corporation's competitive position, assuming similar costs are required of competitors. The Corporation does not believe at the present time that any cost, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations

     Footnote 13 to the Corporation's Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 includes information on the Corporation's foreign operations. The disclosures contained in such footnote are hereby incorporated herein by reference.

Seasonality

     There is no significant seasonal pattern to the Corporation's consolidated quarterly sales and earnings.

Available Information

     The Corporation's Internet address is http://www.banta.com. The Corporation makes available free of charge (other than an investor's own Internet access charges) through its Internet website the Corporation's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Corporation is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

                      EXECUTIVE OFFICERS OF THE CORPORATION


Name, Age, Position                   Business Experience During Last Five Years
-------------------                   ------------------------------------------

Donald D. Belcher; 64...............  Chairman of the Company since May 1995;
 Chairman Chief Executive Officer of the Company from January 1995 to October 2002; President of the Company from September 1994 to January 2001.


Stephanie A. Streeter; 45...........  President and Chief Executive Officer
 Chief Executive Officer              since October 2002; President and Chief
 and President                        Operating Officer from January 2001 to
                                      August 2002; Chief Operating Officer of
                                      idealab! (creator and operator of Internet
                                      Business) from January 2000 to December
                                      2000; Group Vice President of Avery
                                      Dennison (diversified manufacturing
                                      company) from 1996 to 2000.


Gerald A. Henseler; 62..............  Executive Vice President and Chief
 Executive Vice President             Financial Officer of the Corporation since
 and Chief Financial Officer          January 2003. Mr. Henseler had previously
                                      served in such capacity until retiring as Chief Financial Officer in March 2002 and as Executive Vice President in August
                                      2002.


Ronald D. Kneezel; 46...............  Vice President, General Counsel and
 Vice President, General              Secretary of the Corporation.
 Counsel and Secretary


Dennis J. Meyer; 47.................  Vice President Marketing and Planning of
 Vice President Marketing             the Corporation.
 and Planning


Frank W. Rudolph; 46................  Vice President Human Resources of the
 Vice President Human Resources       Corporation since September 2000; Chief
                                      Administrative Officer of Overhead Door
                                      Corporation (designer, manufacturer and
                                      distributor of entrance systems) from 1997 until joining the Corporation.


There are no family relationships among the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation's Board of Directors. Each officer holds office until his or her successor has been elected or appointed or until his or her death, resignation or removal.

Item 2.  Properties

     At the end of fiscal 2002, the Corporation's operations were conducted at 34 production facilities in the United States and at seven foreign production facilities. The detail of the domestic owned and leased facilities by state, along with total square footage is as follows:

                     Print Segment                              Supply-Chain Management Segment
----------------------------------------------------    ------------------------------------------------
                  Owned        Leased       Total                      Owned       Leased       Total
State           Facilities   Facilities   Facilities    State       Facilities   Facilities   Facilities
----------------------------------------------------    ------------------------------------------------
Connecticut          1            -            1        Texas            -            1            1

Georgia              -            1            1        Wisconsin        -            1            1
                                                        ------------------------------------------------
Illinois             -            2            2         Total           -            2            2

Massachusetts        -            1            1

Minnesota            5            4            9

Missouri             1            -            1

Ohio                 1            -            1

Tennessee            1            1            2
                                                                      Healthcare Segment
Utah                 1            1            2        ------------------------------------------------
                                                                      Owned        Leased       Total
Virginia             2            -            2        State       Facilities   Facilities   Facilities
                                                        ------------------------------------------------
Washington           -            1            1        Wisconsin        1            -            1

Wisconsin            3            4            7        California       1            -            1
----------------------------------------------------    ------------------------------------------------
Total               15           15           30        Total            2            -            2

Square Footage of owned facilities:

Office Space           368,000
Manufacturing        2,068,000
Warehouse            1,827,000
                     ---------
Total                4,263,000
                     =========

     Foreign production facilities located in Ireland, Scotland, The Netherlands, Mexico and Singapore are also leased. The total of all leased facilities contain approximately 2,874,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction, and are considered well maintained and adequate for the Corporation's needs.

Item 3.  Legal Proceedings

     The Corporation is a defendant in an action commenced by the creditors' committee in the Xyan.com, Inc. (Xyan.com) bankruptcy matter. The claim relates to transactions that occurred in 2001 in which the Corporation acquired certain assets from Xyan.com. The creditors' committee is currently seeking recovery of approximately $4 million to $6 million. The Corporation is also involved in litigation relating to its proposed acquisition of Singapore-based Mentor Media Ltd. (Mentor). The Corporation in June 2002 entered into agreements to acquire Mentor for approximately $70 million. The Corporation has filed an action in Singapore seeking to terminate these agreements based on misrepresentations and failure of conditions precedent. The Corporation believes that it has meritorious grounds in both cases to obtain results that are favorable to the Corporation. However, in the event that one or both cases were decided in a manner unfavorable to the Corporation, such result could adversely impact the Corporation's results of operations or financial condition.

     In the ordinary course of its business, the Corporation is also involved in other litigation matters. Based on the Corporation's assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Corporation's shareholders during the quarter ended December 28, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Corporation's stock is listed on the New York Stock Exchange.

     Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of December 28, 2002, approximately $105,818,000 of retained earnings were not restricted under these agreements.

     The information set forth under the caption "Dividend Record and Market Prices" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data

     The information set forth under the caption "Five-Year Summary of Selected Financial Data" (but excluding the graphs related thereto) in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 is hereby incorporated herein by reference in response to this Item.

Item 7A.  Quantitative and Qualitative Discussion about Market Risk

     The information set forth under the caption "Management's Discussion and Analysis" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 is hereby incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Balance Sheets of the Corporation and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, together with the related notes thereto and the Report of Ernst & Young LLP, Independent Auditors thereon set forth in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are hereby incorporated herein by reference in response to a portion of this Item.

     The information set forth under the caption "Unaudited Quarterly Financial Information" in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 2002 is hereby incorporated herein by reference in response to a portion of this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 17, 2002, the Board of Directors of the Corporation, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Corporation's independent accountants and engaged Ernst & Young LLP to serve as the Corporation's independent accountants for 2002. Information regarding the change in the Corporation's principal accountants was provided in the Corporation's Current Report on Form 8-K, filed May 23, 2002. The letter from Arthur Andersen LLP stating the firm's agreement with the information provided in the Current Report on Form 8-K was filed as an exhibit thereto.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information under the captions "Election of Directors" and "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, as filed with the Securities Exchange Commission, is hereby incorporated herein by reference in response to a portion of this Item. Reference is also made to the information under the heading "Executive Officers of the Corporation" included under Item 1 of Part I of this report.

Item 11.  Executive Compensation

     The information under the captions "Board of Directors" and "Executive Compensation" (other than the information under the subheading "Committee Report on Executive Compensation") contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information under the caption "Stock Ownership" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

     The following table provides information about the Corporation's equity compensation plans (including individual compensation arrangements) as of December 28, 2002.

-------------------------------  -----------------------  --------------------  -------------------------
                                                                                  Number of securities
                                                                                 remaining available for
                                   Number of securities                           future issuance under
                                    to be issued upon       Weighted-average    equity compensation plans
                                   upon the exercise of    exercise price of      (excluding securities
                                   outstanding options,   outstanding options,      reflected in the
Plan category                    warrants and rights (1)  warrants and rights       first column) (2)
-------------------------------  -----------------------  --------------------  -------------------------
Equity compensation plans
approved by security holders            2,735,235                $ 27.45                  1,503,965
-------------------------------  -----------------------  --------------------  -------------------------
Equity compensation plans not
approved by security holders                                                                 23,662
-------------------------------  -----------------------  --------------------  -------------------------
Total                                   2,735,235                $ 27.45                  1,527,627
-------------------------------  -----------------------  --------------------  -------------------------

(1)  Represents options to purchase the Corporation's common stock granted under the Corporation's 1991
     Stock Option Plan and Equity Incentive Plan, as amended.
(2)  Includes 218,994 shares of the Corporation's common stock  available for issuance under the
     Corporation's 1991 Stock Option Plan and 1,284,971 shares of the Corporation's common stock available for issuance under the Corporation's Equity Incentive Plan, as amended.

     The Corporation's only equity compensation plan not approved by security holders is the Banta Corporation Director Stock Grant Plan. Under that plan, in January of each year, each of the Corporation's non-employee directors is granted shares of common stock with a market value equal to 50% of the then current annual retainer fee payable to the Corporation's directors. In lieu of receiving shares of common stock under the Director Stock Grant Plan, non-employee directors are allowed to defer such award pursuant to the terms of the Corporation's deferred compensation plan for its directors.

Item 13.  Certain Relationships and Related Transactions

     The information under the caption "Other Matters - Related Party Transaction" contained in the Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, as filed with the Securities and Exchange Commission, is hereby incorporated herein by reference in response to this Item.

Item 14.  Controls and Procedures

     (a) Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     (b) No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

                                                             PAGE REFERENCE

                                                          FORM    ANNUAL REPORT
                                                          10-K   TO SHAREHOLDERS
                                                          ----   ---------------

1.   Financial Statements:

     Report of Ernst & Young LLP, Independent Auditors                 33
     Report of Arthur Andersen LLP, Independent
      Public Accountants                                               35
     Consolidated Balance Sheets at
      December 28, 2002 and December 29, 2001                          20
     For each of the three years in the period ended
      December 28, 2002:
        Consolidated Statements of Earnings                            21
        Consolidated Statements of Cash Flows                          22
        Consolidated Statements of
         Shareholders' Investment                                      23
     Notes to Consolidated Financial Statements                       24-31

2.   Financial Statement Schedule:

     Report of Arthur Andersen LLP on Financial
      Statement Schedule                                  16
     Schedule II - Valuation and Qualifying Accounts      17

     All other schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or because the information is not required or applicable.

3.   Exhibits:

     (a)  Articles of Incorporation, as amended (1)
     (b)  Bylaws amendment effective April 23, 2002 (2)
     (c)  Bylaws, as amended (3)

4.   (a)  Note Purchase Agreement dated June 24, 1988 (4)
     (b)  Promissory Note Agreement dated July 17, 1990 (5)
     (c)  Rights Agreement dated November 5, 2001 (6)
     (d)  Amendment to Rights Agreement dated September 30, 2002 (7)
     (e)  Note Purchase and Private Shelf Agreement dated May 12, 1994 (8)
     (f)  Amendment to Promissory Note Agreement dated July 17, 1990 (9)
     (g)  Note Purchase and Medium-term Note Agreement Dated November 2,
           1995 (10)
     (h)  Credit Agreement dated March 10, 2000 (11)
     (i)  Amendment to Purchase and Private Shelf Agreement dated May 12,
           1994 (12)

     Note: The registrant has outstanding certain issues of industrial revenue bonds, none of which authorize the issuance of securities in an amount exceeding 10% of the registrant's consolidated assets. The registrant hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10% of the registrant's consolidated assets.

*10. (a)  Amended and Restated Supplemental Retirement Plan for Key
           Employees (13)

     (b)  Agreement with Ronald D. Kneezel (14)
     (c)  Form of Agreement with Stephanie A. Streeter and Dennis J. Meyer (15)
     (d)  Agreement with Donald D. Belcher (16)
     (e) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (17)
     (f) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (18)
     (g)  Basic Form of Deferred Compensation Agreements under (pre-January
           1994) 1985 and 1988 Deferred Compensation Plans for Key Employees(19)
     (h) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (20)
     (i)  Deferred Compensation Plan for Directors, as amended (21)
     (j) Revised Form of Indemnity Agreements with Directors and Certain Officers (22)
     (k)  Executive Trust Agreement (23)
     (l)  Amendment to Executive Trust Agreement (24)
     (m)  1991 Stock Option Plan, as amended (25)
     (n)  Description of Supplemental Long-term Disability Plan (26)
     (o)  Letter Agreement with Donald D. Belcher (27)
     (p)  Agreement with Gerald A. Henseler (28)
     (q)  Banta Corporation 1995 Equity Incentive Plan, as amended (29)
     (r)  Banta Corporation Director Stock Grant Plan (30)
     (s)  Agreement with Stephanie A. Streeter (31)
     (t)  Amendment to the Deferred Compensation Plans for Key Employees (32)
     (u)  Executive Deferred Compensation Plan "B" (33)
     (v) Economic Profit Incentive Compensation Plan, as amended and restated (34)
     (w) Economic Profit Long-Term Incentive Compensation Plan, as amended and restated (35)
     (x)  Supplemental Retirement Plan for Donald D. Belcher

13. Portions of Annual Report to Shareholders for the fiscal year ended December 28, 2002 that are incorporated by reference herein.

21.  List of Subsidiaries.

23.  Consent of Independent Auditors

99.1 Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2 Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350


* Exhibits 10(a) through 10(x) are management contracts or compensatory plans or arrangements.

All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(1) Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

(2) Exhibit No. 3.1 to Form 10-Q for the quarter ended June 29, 2002 is hereby incorporated herein by reference.

(3) Exhibit No. 3.2 to Form 10-Q for the quarter ended June 29, 2002 is hereby incorporated herein by reference.

(4) Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

(5) Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

(6) Exhibit No. 4.1 to the Form 8-A Registration Statement dated November 5, 2001 is hereby incorporated herein by reference.

(7) Exhibit No. 4.1 to the Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated herein by reference.

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

(12) Exhibit No. 4.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(13) Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

(14) Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(15) Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(16) Exhibit No. 10(f) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

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

(25) Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(26) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

(27) Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

(28) Exhibit No. 10(dd) to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference.

(29) Exhibit No. 10.1 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(30) Exhibit No. 10(z) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(31) Exhibit No. 10(w) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(32) Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(33) Exhibit No. 10.2 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(34) Exhibit No. 10(w) to Form 10-K for the year ended December 29, 2001 is hereby incorporated herein by reference.

(35) Exhibit No. 10(x) to Form 10-K for the year ended December 29, 2001 is hereby incorporated herein by reference.


All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(b) The Corporation has filed no Current Reports on Form 8-K during the last quarter of the year covered by this report.

(c)  The exhibits required to be filed are identified in Item 15(a)3. above.

Note: This is a copy of the audit report previously incorporated by reference or issued by Arthur Andersen LLP ("Andersen") in connection with the Banta Corporation Form 10-K filing for the fiscal year ended December 29, 2001. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 28, 2002 and December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Milwaukee, Wisconsin
January 28, 2002

                                BANTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000


                                      DOLLARS IN THOUSANDS

              ---------------------------------------------------------------

                BALANCE,    ADDITIONS       CHARGES                   BALANCE,
               BEGINNING    CHARGED TO    TO RESERVE,                  END OF
                OF YEAR      EARNINGS         NET          OTHER        YEAR
               ---------    ----------    -----------     -------     --------
Reserve for
Doubtful
Receivables:

   2002        $   7,084    $    1,677    $    2,179     $      0    $  6,582
                ========     =========     =========      =======     =======

   2001        $   8,105    $    3,644    $    4,665     $      0    $  7,084
                ========     =========     =========      =======     =======

   2000        $   4,927    $    4,643    $    1,832     $ 367(1)    $  8,105
                ========     =========     =========      =======     =======


(1)  Consists of additions to the reserve related to acquisitions.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANTA CORPORATION


DATE:  March 27, 2003                   BY:  /s/ Stephanie A. Streeter
       --------------------                 ------------------------------------
                                              Stephanie A. Streeter, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald D. Belcher                                         March 27, 2003
----------------------------------------------------       ---------------------
Donald D. Belcher, Chairman of the Board
 and Director


/s/ Stephanie A. Streeter                                     March 27, 2003
----------------------------------------------------       ---------------------
Stephanie A. Streeter, President, Chief
 Executive Officer, and Director


/s/ Gerald A. Henseler                                        March 27, 2003
----------------------------------------------------       ---------------------
Gerald A. Henseler, Executive Vice
 President, Chief Financial Officer
 and Chief Accounting Officer

/s/ Jameson Adkins Baxter                                     March 27, 2003
----------------------------------------------------       ---------------------
Jameson Adkins Baxter, Director


/s/ John F. Bergstrom                                         March 27, 2003
----------------------------------------------------       ---------------------
John F. Bergstrom, Director


/s/ Ursula M. Burns                                           March 27, 2003
----------------------------------------------------       ---------------------
Ursula M. Burns, Director


/s/ Henry T. DeNero                                           March 27, 2003
----------------------------------------------------       ---------------------
Henry T. DeNero, Director


/s/ Richard L. Gunderson                                      March 27, 2003
----------------------------------------------------       ---------------------
Richard L. Gunderson, Director


/s/ Ray C. Richelsen                                          March 27, 2003
----------------------------------------------------       ---------------------
Ray C. Richelsen, Director


/s/ Michael J. Winkler                                        March 27, 2003
----------------------------------------------------       ---------------------
Michael J. Winkler, Director

                                 CERTIFICATIONS

I, Stephanie A. Streeter, certify that:

1)   I have reviewed this annual report on Form 10-K of Banta Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

/s/ Stephanie A. Streeter
-------------------------------------
Stephanie A. Streeter
President and Chief Executive Officer

I, Gerald A. Henseler, certify that:


1)   I have reviewed this annual report on Form 10-K of Banta Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Gerald A. Henseler
-------------------------------------
Gerald A. Henseler
Executive Vice President and Chief
 Financial Officer

                       Banta Corporation File No. 1-14637
                     Form 10-K, Year Ended December 28, 2002

                                  EXHIBIT INDEX
                              _____________________


Exhibit Number
--------------

    10.1            Supplemental Retirement Plan for Donald D. Belcher

    13. Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 2002

    21.             List of Subsidiaries

    23.             Consent of Independent Auditors

    99.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

    99.2 Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350