Form 10-Q
period 2003-03-29
BANTA CORP
filed 2003-05-08
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 2003

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

     Common stock outstanding as of April 18, 2003 - 25,259,889 shares.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 29, 2003



                                      INDEX
                                      -----



                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                     March 29, 2003 and December 28, 2002..................... 3

                  Condensed Consolidated Statements of Earnings
                     for the Three Months Ended March 29, 2003
                     and March 30, 2002  ..................................... 4

                  Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended March 29, 2003
                     and March 30, 2002....................................... 5

                  Notes to Condensed Consolidated Financial Statements -
                     March 29, 2003......................................... 6-9

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................... 10-13

         Item 3 - Quantitative and Qualitative Disclosures
                    about Market Risk........................................ 13

         Item 4 - Controls and Procedures.................................... 13


PART II   OTHER INFORMATION

         Item 1 - Legal Proceedings.......................................... 14

         Item 6 - Exhibits and Reports on Form 8-K........................... 14

SIGNATURES .................................................................. 14

CERTIFICATIONS ........................................................... 15-16

Part 1 Item 1. Financial Statements

                             BANTA CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (Dollars in thousands)
ASSETS                                           March 29, 2003   December 28, 2002
------                                           --------------   -----------------
                                                  (unaudited)
                                                  -----------
Current Assets
     Cash and cash equivalents                      $ 183,774          $ 154,836
     Receivables                                      207,854            212,988
     Inventories                                       63,818             69,388
     Other current assets                              22,828             22,938
                                                 -------------      -------------
          Total Current Assets                        478,274            460,150
                                                 -------------      -------------
Plant and equipment                                   923,704            913,564
Less accumulated depreciation                         646,427            635,593
                                                 -------------      -------------
Plant and equipment, net                              277,277            277,971
Goodwill                                               64,896             62,740
Other assets                                            5,189              4,403
                                                 -------------      -------------
          Total Assets                              $ 825,636          $ 805,264
                                                 =============      =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities
     Accounts payable                               $ 110,193          $ 102,635
     Accured salaries and wages                        29,188             36,258
     Other accrued liabilities                         33,958             27,512
     Current maturities of long-term debt              18,202             19,377
                                                 -------------      -------------
          Total Current Liabilities                   191,541            185,782
                                                 -------------      -------------
Long-term debt                                        112,380            111,489
Deferred income taxes                                  16,010             13,679
Other non-current liabilities                          43,933             41,201
                                                 -------------      -------------
          Total Liabilities                           363,864            352,151
                                                 -------------      -------------

Shareholders' Investment
     Preferred stock-$10 par value;
       authorized 300,000 shares; none issued               -                  -
     Common stock-$.10 par value, authorized
       75,000,000 shares; 28,507,290 and
       28,503,446 shares issued, respectively           2,851              2,850
Amount in excess of par value of stock                 20,029             20,003
Accumulated other comprehensive loss                     (704)            (2,126)
Treasury stock, at cost - 3,256,400 shares            (70,175)           (70,175)
Retained earnings                                     509,771            502,561
                                                 -------------      ------------
          Total Shareholders' Investment              461,772            453,113
                                                 -------------      ------------
                                                    $ 825,636          $ 805,264
                                                 =============      ============

See accompanying notes to unaudited condensed consolidated financial statements


                       BANTA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                      (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                               March 29, 2003    March 30, 2002
                                               --------------    --------------
Net sales                                           $ 336,430         $ 332,773
Cost of goods sold                                    265,459           263,881
                                               ---------------   ---------------
     Gross earnings                                    70,971            68,892
Selling and administrative expenses                    49,975            48,415
Restructuring charge                                      916                 -
                                               ---------------   ---------------
     Earnings from operations                          20,080            20,477
Interest expense                                       (2,621)           (3,110)
Other income (expense), net                               787               (61)
                                               ---------------   ---------------
     Earnings before income taxes                      18,246            17,306
Provision for income taxes                              7,000             6,818
                                               ---------------   ---------------
     Net earnings                                    $ 11,246          $ 10,488
                                               ===============   ===============

Basic earnings per share of common stock               $ 0.45            $ 0.42
                                               ===============   ===============

Diluted earnings per share of common stock             $ 0.44            $ 0.41
                                               ===============   ===============

Cash dividends per share of common stock               $ 0.16            $ 0.16
                                               ===============   ===============

See accompanying notes to condensed consolidated financial statements


                                   BANTA CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                             (Dollars in thousands)
                                                                               Three Months Ended
                                                                       March 29, 2003     March 30, 2002
                                                                       --------------     --------------
Cash Flows from Operating Activities
     Net earnings                                                            $ 11,246           $ 10,488
     Depreciation and amortization                                             16,464             18,677
     Deferred income taxes                                                      2,000                201
     Restructuring charge                                                         916                  -
     Gain on sale of plant and equipment                                         (436)              (197)
     Change in assets and liabilities
          Decrease in receivables                                               5,180             30,213
          Decrease in inventories                                               5,598              6,515
          Increase (decrease) in accounts payable
            and accrued liabilities                                             5,886             (9,303)
          Net change in other current assets and liabilities                      482               (651)
          Net change in other non-current assets and liabilities                1,795                (24)
          Tax benefit from exercise of stock options                               51              1,188
                                                                       ---------------    ---------------
Cash provided from operating activities                                        49,182             57,107
                                                                       ---------------    ---------------

Cash Flows From Investing Activities
     Capital expenditures                                                     (14,938)            (6,526)
     Business acquisition                                                      (2,379)                 -
     Additions to long-term investments                                             -               (699)
                                                                       ---------------    ---------------
Cash used for investing activities                                            (17,317)            (7,225)
                                                                       ---------------    ---------------

Cash Flows From Financing Activities
     Repayments of long-term debt, net                                           (284)            (6,506)
     Dividends paid                                                            (4,040)            (3,966)
     Proceeds from exercise of stock options                                      309              8,118
     Other                                                                       (334)            (1,351)
                                                                       ---------------    ---------------
Cash used for financing activities                                             (4,349)            (3,705)
                                                                       ---------------    ---------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                    1,422               (627)
                                                                       ---------------    ---------------

Net increase in cash                                                           28,938             45,550
Cash and cash equivalents at the beginning of period                          154,836             65,976
                                                                       ---------------    ---------------
Cash and cash equivalents at the end of the period                          $ 183,774          $ 111,526
                                                                       ===============    ===============

Cash payments for:
     Interest, net of capitalized interest                                    $ 2,200            $ 2,527
     Income taxes                                                               1,102              4,535

See accompanying notes to condensed consolidated financial statements


                       BANTA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 2003
                                   (UNAUDITED)

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

     In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 29, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2)   Inventories

     Inventories consist of the following (dollars in thousands):

                                            March 29, 2003    December 28, 2002
                                            --------------    -----------------
     Raw materials and supplies                 $30,177             $30,477
     Work-in-process and finished goods          33,641              38,911
                                                -------             -------
                                                $63,818             $69,388
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


     The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

                                       Three Months Ended
                              March 29, 2003          March 30, 2002
                              --------------          --------------
                  Basic            25.3                    25.0
                  Diluted          25.4                    25.4

4)   Comprehensive Earnings

     Comprehensive earnings consist of the following (dollars in thousands):

                                                        Three Months Ended
                                                March 29, 2003    March 30, 2002
                                                --------------    --------------

         Net earnings                              $11,246            $10,488
         Other comprehensive earnings (loss):
         Foreign currency translation
           adjustments                               1,422               (627)
                                                   -------            -------

         Comprehensive earnings                     12,668            $ 9,861
                                                   =======            =======

5)   Goodwill

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis.

     Changes in the carrying amount of goodwill by segment for the quarter ended March 29, 2003 consist of the following (dollars in thousands):

                                                                 Supply-chain
                                                    Print         management         Healthcare      Total
                                                    -----         ----------         ----------      -----
         Balance at December 28, 2002              $35,502          $5,624             $21,614      $62,740

         Translation adjustments for goodwill                          156                              156
           denominated in foreign currencies

         Acquisition of business  (see Note 8)       2,000                                            2,000
                                                   -------          ------             -------      -------

         Balance at March 29, 2003                 $37,502          $5,780             $21,614      $64,896
                                                   =======          ======             =======      =======


6)   Stock-Based Compensation

     As of March 29, 2003, the Corporation's stock-based employee compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In compliance with APB Opinion No. 25, no stock-based employee compensation cost is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (dollars in thousands, except per share amounts):

                                                               Three Months Ended
                                                        March 29, 2003    March 30, 2002
                                                        --------------    --------------
         Net earnings, as reported                        $   11,246        $   10,488
         Deduct:
            Compensation expense determined
            under SFAS No. 123, net of related taxes            (639)             (577)
                                                          ----------        ----------
         Pro forma net earnings                           $   10,607        $    9,911
                                                          ==========        ==========

         Earnings per share
         As reported:
            Basic                                         $     0.45        $     0.42
                                                          ==========        ==========
            Diluted                                       $     0.44        $     0.41
                                                          ==========        ==========

         Pro forma:
            Basic                                         $     0.42        $     0.40
                                                          ==========        ==========
            Diluted                                       $     0.42        $     0.39
                                                          ==========        ==========

7)   Restructuring Charge

     Effective January 1, 2003, the Corporation adopted SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date to the exit or disposal plan.

     On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The plan, which will be implemented throughout 2003, is expected to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. Implementation of the plan will result in a pre-tax charge totaling $15 million to $18 million, the majority of which is expected to be incurred in the second and third quarters of 2003. Approximately $13.4 million of these restructuring costs are expected for the print segment, with the balance to be incurred for the supply-chain management segment. Expenses expected to be incurred (based on the high end of the range) are as follows: employees severance and benefits, $8,800,000; facility costs including lease terminations, $4,000,000; and impaired assets and other, $5,200,000; totaling $18,000,000.

     The reconciliation of the beginning and ending restructuring liability balances during the first quarter of 2003 are as follows (dollars in thousands):

                                          Balance at          Charges/      Payments/       Balance at
                                      December 29, 2002      Additions     Reductions     March 29, 2003
                                      -----------------      ---------     ----------     --------------

           Employee severance and             -                $916             -              $916
             benefits

           Facility costs                     -                   -             -                 -

           Impaired assets                    -                   -             -                 -

           Other                              -                   -             -                 -

           Total                            $ -                $916           $ -              $916
                                            ===                ====           ===              ====

8)   Acquisition of Business

     On February 24, 2003, the Corporation acquired Qualipak Incorporated ("Qualipak") for $2.379 million in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2 million, which has been recorded as goodwill in the first quarter of 2003. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date.

     This purchase agreement includes a provision for contingent payments based on incremental qualified sales, as defined, for calendar 2003 and 2004. Should these provisions be met, the Corporation would record a corresponding increase to goodwill.

9)   Segment Information

     The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three months ended March 29, 2003 and March 30, 2002 are as follows (dollars in thousands):

                                                  Three Months Ended
                                          March 29, 2003      March 30,2002
                                          --------------      -------------

Net sales
  Print                                         $232,255           $234,661
  Supply-Chain Management                         81,535             73,203
  Healthcare                                      22,640             24,909
                                                --------           --------
  Total                                         $336,430           $ 32,773
                                                ========           ========

Earnings from operations
  Print                                         $ 13,286           $ 18,666
  Supply-Chain Management                          9,021              4,705
  Healthcare                                       2,662              2,585
                                                --------           --------
  Total                                         $ 24,969           $ 25,956
                                                ========           ========


     The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three months ended March 29, 2003 and March 30, 2002 (dollars in thousands):

                                                          Three Months Ended
                                                     March 29, 2003  March 30, 2002
                                                     --------------  --------------

     Reportable segment earnings from operations        $24,969         $25,956
     Corporate expenses (not allocated to segments)      (4,889)         (5,479)
     Interest expense                                    (2,621)         (3,110)
     Other income (expense)                                 787             (61)
                                                        --------        -------
         Earnings before income taxes                   $18,246         $17,306
                                                        ========        =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Net Sales
---------

Net sales for the first quarter of 2003 totaled $336 million, approximately 1% higher than the $333 million in the first quarter of 2002. Net sales for the quarter by segment are shown below (dollars in thousands):

------------------------------------ -------------------- --------------------- -----------------------
Segment                                    Quarter 1            Quarter 1               Increase
                                             2003                 2002                (Decrease)%
------------------------------------ -------------------- --------------------- -----------------------
Print                                           $232,255              $234,661           (1%)
------------------------------------ -------------------- --------------------- -----------------------
Supply-Chain Management                           81,535                73,203           11%
------------------------------------ -------------------- --------------------- -----------------------
Healthcare                                        22,640                24,909           (9%)
------------------------------------ -------------------- --------------------- -----------------------
Total                                           $336,430              $332,773            1%
------------------------------------ -------------------- --------------------- -----------------------

Print sales for the first quarter were 1% lower than the comparable quarter in the prior year, with lower than expected results in the Book and Direct Marketing Groups offset, in part, by increased revenues in the Publications and Catalog Groups. The key issues related to revenues in this segment were:

o Sales in the Book Group were down 12% from the prior year first quarter, primarily the result of less activity in the educational market, reflecting publishers concerns regarding large budget deficits facing state and local governments. The group's literature management and packaging and fulfillment activities continue to grow with the acquisition of a new facility in Lancaster, PA. In addition to the acquisition, a new Wisconsin distribution center will open in May and two facilities are planning relocations to larger facilities. The business continues to expand its services to a broader list of markets and customers, including the healthcare, telecommunications, retail, financial services, and pharmaceutical industries.
o The Catalog Group had strong volumes, with first quarter print production, as measured by impressions, up 19% from the prior year. This is partially the result of a large customer order produced in the last several days of calendar 2002 being shipped in fiscal 2003 due to the Corporation's December 28, 2002 year-end. The Group has also gained additional revenue and customer satisfaction by introducing new services in pre-media and by launching a new catalog delivery and reporting system. In January 2003, the Corporation announced a restructuring in the Catalog Group (as described in Note 7) that is expected to be completed by the end of the third quarter of 2003.
o Revenues for the Publications Group were up 9% from the first quarter last year. The group continues to aggressively take market share. Print impressions increased 11%, despite a 4.5% reduction in comparative page counts versus the prior year. The Publications Group continues to grow by targeting magazines that are less dependent on ad cycles, such as association publications, and adding new value-added services such as magazine issue reprints.
o In the Direct Marketing Group the continuing slowness in the economy and recent world events have negatively impacted both the commercial and direct mail segments. Retailers, consumer package goods companies and financial service companies have become increasingly conservative relative to the number and amount of pieces mailed. The result has been a very challenging three months for the Direct Marketing Group, with revenues down 3% from the prior year.

Consolidated net sales for the Supply-Chain Management segment were 11% higher in the first quarter of 2003 compared to the first quarter of 2002. The improved sales reflected excellent year-over-year performance by a number of the Corporation's major customers. This revenue was achieved despite an environment of weak technology sales overall.

Healthcare segment net sales in the first quarter were 9% lower versus the comparable period in 2002, impacted by lower sales to a few large customers.

Earnings from operations
------------------------

Consolidated earnings from operations, including the restructuring (as described in Note 7), of $20.1 million in the first quarter of 2003 were down slightly from the $20.5 million in the prior year first quarter. Operating earnings as a percentage of sales were 6.0%, down slightly from the prior year's 6.2%.

Segment operating margins were as follows for the first quarter:

         Segment                            2003           2002
         -------                            ----           ----

         Print                               5.7%           7.9%
         Supply-Chain Management            11.1%           6.4%
         Healthcare                         11.8%          10.4%

Operating margins for the Print segment in the first quarter of 2003 decreased to 5.7% from 7.9% in the first quarter of 2002. This is largely a result of the difficult pricing conditions within the industry, under-utilization at certain facilities and reduced activity in the educational market.

Operating margins for the Supply-Chain Management segment in the first quarter of 2003 of 11.1% were significantly higher than the prior year first quarter margins of 6.4%. This improvement in operating margin was primarily due to improved facility utilization, higher proportion of value-added content in the product mix and aggressive cost control measures. These margins are considered higher than would normally be expected in this segment, and will likely decrease in the future based on the proportion of value-added content in the product mix and continued pricing pressure.

The Healthcare segment improved operating margins in the first quarter of 2003 to 11.8%, as compared to 10.4% in the first quarter of 2002, the result of operating performance improvements.

The principal raw material used by the Corporation in the Print segment is paper. Paper prices in the first quarter of 2003 averaged a 1% increase.

Interest Expense
----------------

Interest expense for the first quarter of 2003 was $2.6 million, a reduction of 16% compared to interest expense of $3.1 million in the prior year first quarter. Total debt at March 29, 2003 of $131 million was down from $150 million at the end of first quarter 2002. The reduction in interest expense is the result of the reduction in long-term debt. Essentially all of the Corporation's long-term debt is at fixed interest rates. As a result, lower market interest rates have not significantly impacted the Corporation's interest expense.

Income Taxes
------------

The Corporation's effective tax rate of 38.4% for the first quarter of 2003 was lower than the 39.4% effective tax rate in the first quarter of 2002. The reduction in the effective tax rate was due to lower tax rates on earnings of the Corporation's European and Asian operations.

Liquidity and Capital Resources
-------------------------------

The Corporation's net working capital, excluding cash and current maturities of long-term debt, decreased by $18 million during the first quarter of 2003. This is primarily due to decreases in accounts receivable of $5 million and inventories of $6 million, as compared to December 28, 2002 balances. Cash balances increased by $28 million, primarily the result of increased cash flow from operations.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended March 29, 2003, the Corporation did not repurchase any shares of its common stock.

Capital expenditures were $15 million during the first quarter of 2003, an increase of $8.4 million from the amount expended during the prior year first quarter. Capital expenditures for the full year are expected to be in the range of $75 - $90 million and will be funded by cash provided from operations.

Total debt as a percentage of total capitalization at March 29, 2003 was 22.0%, which was slightly lower than the 22.4% at December 28, 2002.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

For discussion of certain pending litigation see Part II Item 1.

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Corporation's consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits, income taxes and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o Revenue Recognition. Revenues are recognized on products shipped to unaffiliated customers when the risk of loss transfers or when services are performed. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision.

o Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation's analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

o Retirement Benefits. The Corporation has significant pension and post-retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post-retirement expense recognized in future periods.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the corporation's products and services, changes in raw material costs and availability; unanticipated changes in operating expenses; unanticipated production difficulties; unexpected results relating to the Corporation's ongoing litigation relating to Mentor Media Ltd. and XYAN.com; changes in the pattern of outsourcing supply-chain management functions by customers including, as a result of product re-engineering; unanticipated issues related to the restructurings in the catalog and supply-chain management businesses and expected cost savings related thereto; and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of March 29, 2003, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation's long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4.  Controls and Procedures

a. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
b. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Corporation is a defendant in an action commenced by the creditors' committee in the Xyan.com bankruptcy matter. The claim relates to transactions that occurred in 2001 in which the Corporation acquired certain assets from Xyan.com. The creditors' committee is currently seeking recovery of approximately $4 million to $6 million. The Corporation is also involved in litigation relating to its proposed acquisition of Singapore-based Mentor Media Ltd. (Mentor). The Corporation in June 2002 entered into agreements to acquire Mentor for approximately $70 million. The Corporation has filed an action in Singapore seeking to terminate these agreements based on misrepresentations and failure of conditions precedent. Mentor has counter-claimed seeking damages for the Corporation's alleged unlawful failure to complete the transaction.

     The Corporation believes that it has meritorious grounds in both cases to obtain results that are favorable to the Corporation. However, in the event that one or both cases were decided in a manner unfavorable to the Corporation, such result could adversely impact the Corporation's results of operations or financial condition.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits -

               99.1 - Written Statement of Chief Executive Officer
               99.2 - Written Statement of Chief Financial Officer

     (b)  Reports on Form 8-K -

     The Corporation filed a Current Report on Form 8-K, dated January 28, 2003, furnishing under Item 9 the Corporation's press release dated January 28, 2003, with respect to financial results for the year ended December 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION


     /s/ Gerald A. Henseler
     ----------------------
     Gerald A. Henseler
     Executive Vice President and Chief Financial Officer

     Date: May 5, 2003

                                 CERTIFICATIONS

I, Stephanie A. Streeter, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Banta Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: May 5, 2003


         /s/ Stephanie A. Streeter
         -------------------------
         Stephanie A. Streeter
         President and Chief Executive Officer

I, Gerald A. Henseler, certify that:


1)   I have reviewed this quarterly report on Form 10-Q of Banta Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 5, 2003


         /s/ Gerald A. Henseler
         ----------------------
         Gerald A. Henseler
         Executive Vice President and Chief Financial Officer

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                      For The Quarter Ended March 29, 2003


     Exhibit Number
     --------------

     99.1      Written Statement of Chief Executive Officer

     99.2      Written Statement of Chief Financial Officer