Form 10-Q
period 2003-06-28
BANTA CORP
filed 2003-08-08
CIK 9801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2003

                                                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     ___________to___________

Commission File Number 1-14637

                                BANTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                             39-0148550
---------                                                             ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                   I.D. Number)


225 Main Street, Menasha, Wisconsin                                        54952
----------------------------------                                         -----
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

     Common stock outstanding as of August 6, 2003 - 25,441,747 shares.

                       BANTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 28, 2003

                                     INDEX


                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                 June 28, 2003 and December 28, 2002........................   3

              Condensed Consolidated Statements of Earnings
                 for the Three Months and Six Months Ended June 28, 2003
                 and June 29, 2002  ........................................   4

              Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 28, 2003
                 and June 29, 2002..........................................   5

              Notes to Condensed Consolidated Financial Statements -
                 June 28, 2003..............................................6-10

       Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  ............................. 11-15

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk..  15

       Item 4 - Controls and Procedures.....................................  15


PART II OTHER INFORMATION

       Item 1 - Legal Proceedings...........................................  16

       Item 4 - Submission of Matters to a Vote of Security Holders.........  16

       Item 6 - Exhibits and Reports on Form 8-K............................  16

SIGNATURES .................................................................  17

EXHIBIT INDEX ..............................................................  18

Part 1 Item 1. Financial Statements

                       BANTA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Dollars in thousands)
ASSETS                                                            June 28, 2003          December 28, 2002
                                                                  -------------          -----------------
                                                                   (unaudited)

Current Assets
     Cash and cash equivalents                                        $ 195,007                  $ 154,836
     Receivables                                                        192,808                    212,988
     Inventories                                                         61,574                     69,388
     Other current assets                                                24,798                     22,938
                                                       -------------------------   ------------------------
          Total Current Assets                                          474,187                    460,150
                                                       -------------------------   ------------------------
Plant and equipment                                                     938,029                    913,564
Less accumulated depreciation                                           658,815                    635,593
                                                       -------------------------   ------------------------
Plant and equipment, net                                                279,214                    277,971
Goodwill                                                                 65,269                     62,740
Other assets                                                              5,503                      4,403
                                                       -------------------------   ------------------------
          Total Assets                                                $ 824,173                  $ 805,264
                                                       =========================   ========================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
     Accounts payable                                                 $ 114,734                  $ 102,635
     Accrued salaries and wages                                          33,998                     36,258
     Other accrued liabilities                                           22,056                     27,512
     Current maturities of long-term debt                                19,408                     19,377
                                                       -------------------------   ------------------------
          Total Current Liabilities                                     190,196                    185,782
                                                       -------------------------   ------------------------
Long-term debt                                                           97,388                    111,489
Deferred income taxes                                                    16,032                     13,679
Other non-current liabilities                                            45,938                     41,201
                                                       -------------------------   ------------------------
          Total Liabilities                                             349,554                    352,151
                                                       -------------------------   ------------------------

Shareholders' Investment
     Preferred stock-$10 par value;
       authorized 300,000 shares; none issued                                 -                          -
     Common stock-$.10 par value, authorized 75,000,000 shares;
       28,678,930 and 28,503,446 shares issued, respectively              2,868                      2,850
Amount in excess of par value of stock                                   24,591                     20,003
Accumulated other comprehensive earnings (loss)                           4,716                     (2,126)
Treasury stock, at cost - 3,256,400 shares                              (70,175)                   (70,175)
Retained earnings                                                       512,619                    502,561
                                                       -------------------------   ------------------------
          Total Shareholders' Investment                                474,619                    453,113
                                                       -------------------------   ------------------------
                                                                      $ 824,173                  $ 805,264
                                                       =========================   ========================

See accompanying notes to unaudited condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                        (Dollars in thousands, except per share amounts)

                                                    Three Months Ended                       Six Months Ended
                                            June 28, 2003       June 29, 2002        June 28, 2003      June 29, 2002
                                            -------------       -------------        -------------      -------------
Net sales                                   $     336,731       $     332,263        $     673,161      $     666,230
Cost of goods sold                                262,596             258,643              528,055            523,718
                                            -------------       -------------        -------------      -------------
     Gross earnings                                74,135              73,620              145,106            142,512
Selling and administrative expenses                50,358              48,892              100,333             97,307
Restructuring charge                                5,553                   -                6,469                  -
Litigation settlement                               4,602                   -                4,602                  -
                                            -------------       -------------        -------------      -------------
     Earnings from operations                      13,622              24,728               33,702             45,205
Interest expense                                   (2,005)             (2,943)              (4,626)            (6,053)
Other income (expense),  net                          (31)                155                  756                 94
                                            -------------       -------------        -------------      -------------
     Earnings before income taxes                  11,586              21,940               29,832             39,246
Provision for income taxes                          4,330               8,560               11,330             15,378
     Net earnings                           $       7,256       $      13,380        $      18,502      $      23,868
                                            =============       =============        =============      =============
Basic earnings per share of common stock    $        0.29       $        0.53        $        0.73      $        0.95
                                            =============       =============        =============      =============
Diluted earnings per share of common stock  $        0.28       $        0.52        $        0.72      $        0.93
                                            =============       =============        =============      =============
Cash dividends per share of common stock    $        0.17       $        0.16        $        0.33      $        0.32
                                            =============       =============        =============      =============

See accompanying notes to unaudited condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             (Dollars in thousands)
                                                                                                Six Months Ended
                                                                                      June 28, 2003           June 29, 2002
                                                                                      -------------           -------------
Cash Flows from Operating Activities
     Net earnings                                                                     $      18,502           $      23,868
     Depreciation and amortization                                                           31,274                  37,081
     Deferred income taxes                                                                    2,050                     915
     Non-cash restructuring charges                                                           5,543                       -
     Gain on sale of plant and equipment                                                      (345)                     (95)
     Change in operating assets and liabilities
          Decrease in receivables                                                            20,226                  33,585
          (Increase) decrease in inventories                                                  7,842                  (1,305)
          Increase (decrease) in accounts payable
            and accrued liabilities                                                          (2,218)                  1,448
          Net change in other current assets and liabilities                                   (590)                  1,169)
          Net change in other non-current assets and liabilities                              2,745                  (3,605)
          Tax benefit from exercise of stock options                                            646                   2,313
                                                                                      -------------           -------------
Cash provided from operating activities                                                      85,675                  93,036
                                                                                      -------------           -------------
Cash Flows From Investing Activities
     Capital expenditures                                                                   (31,776)                (14,891)
     Business acquisition                                                                    (2,379)                      -
     Additions to long-term investments                                                           -                  (1,261)
                                                                                      -------------           -------------
Cash used for investing activities                                                          (34,155)                (16,152)
                                                                                      -------------           -------------
Cash Flows From Financing Activities
     Repayments of long-term debt, net                                                      (14,070)                (20,596)
     Dividends paid                                                                          (8,080)                 (7,987)
     Proceeds from exercise of stock options                                                  5,069                  14,054
     Other                                                                                   (1,110)                 (2,492)
                                                                                      -------------           -------------
Cash used for financing activities                                                          (18,191)                (17,021)
                                                                                      -------------           -------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                  6,842                   5,704

Net increase in cash                                                                         40,171                  65,567
Cash and cash equivalents at the beginning of period                                        154,836                  65,976
                                                                                      -------------           -------------
Cash and cash equivalents at the end of the period                                    $     195,007           $     131,543
                                                                                      =============           =============
Cash payments for:
     Interest, net of capitalized interest                                            $       4,708           $       5,758
     Income taxes                                                                             9,780                   8,739

See accompanying notes to unaudited condensed consolidated financial statements

                       BANTA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 2003
                                   (UNAUDITED)

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

     In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended June 28, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2)   Inventories

     Inventories consist of the following (dollars in thousands):

                                             June 28, 2003    December 28, 2002
                                             -------------    -----------------
     Raw materials and supplies                 $28,419             $30,477
     Work-in-process and finished goods          33,155              38,911
                                                -------             -------
                                                $61,574             $69,388
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

     The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):


                       Three Months Ended                           Six Months Ended
                       ------------------                           ----------------
                June 28, 2003       June 29, 2002           June 28, 2003      June 29, 2002
                -------------       -------------           -------------      -------------
     Basic          25.4                25.2                    25.3               25.1
     Diluted        25.6                25.6                    25.5               25.5

4)   Comprehensive Earnings

     Comprehensive earnings consist of the following (dollars in thousands):



                                            Three Months Ended               Six Months Ended
                                            ------------------               ----------------
                                      June 28, 2003    June 29, 2002   June 28, 2003   June 29, 2002
                                      -------------    -------------   -------------   -------------

     Net earnings                           $ 7,256          $13,380         $18,502         $23,868
     Other comprehensive earnings (loss):
     Foreign currency translation
     adjustments                              5,420            6,347           6,842           5,704
                                            -------          -------         -------         -------
     Comprehensive earnings                 $12,676          $19,727         $25,344         $29,572
                                            =======          =======         =======         =======

5)   Goodwill

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis.

     Changes in the carrying amount of goodwill by segment during the six months ended June 28, 2003 consist of the following (dollars in thousands):


                                                                     Supply-chain
                                                      Print           management     Healthcare       Total
                                                      -----           ----------     ----------       -----
     Balance at December 28, 2002                    $35,502            $5,624        $21,614        $62,740
     Translation adjustments for goodwill
       denominated in foreign currencies                  -                529              -            529
     Acquisition of business  (see Note 9)             2,000               -0-            -0-          2,000
                                                     -------            ------        -------        -------
     Balance at June 28, 2003                        $37,502            $6,153        $21,614        $65,269
                                                     =======            ======        =======        =======


6)   Stock-Based Compensation

     As of June 28, 2003, the Corporation's stock-based employee compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In compliance with APB Opinion No. 25, no stock-based employee compensation cost is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (dollars in thousands, except per share amounts):


                                               Three Months Ended                        Six Months Ended
                                         June 28, 2003     June 29, 2002         June 28, 2003     June 29, 2002
                                         -------------     -------------         -------------     -------------
     Net earnings, as reported               $   7,256         $  13,380             $  18,502         $  23,868
     Less compensation expense
     determined under SFAS No. 123,
     net of related taxes                         (733)             (711)               (1,372)           (1,288)
                                             ---------         ---------             ---------         ---------
     Pro forma net earnings                  $   6,523         $  12,669             $  17,130         $  22,580
                                             =========         =========             =========         =========
     Earnings per share
     As reported:
       Basic                                 $     .29         $     .53             $     .73         $     .95
                                             =========         =========             =========         =========
       Diluted                               $     .28         $     .52             $     .72         $     .93
                                             =========         =========             =========         =========
     Pro forma:
       Basic                                 $     .26         $     .50             $     .68         $     .90
                                             =========         =========             =========         =========
       Diluted                               $     .25         $     .49             $     .67         $     .89
                                             =========         =========             =========         =========

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

     On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The plan, which will be implemented throughout 2003, is expected to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. Implementation of the plan is expected to result in a pre-tax charge totaling between $15 million to $18 million. Through the six months ended June 28, 2003, the Corporation has recorded $6.5 million in pre-tax charges relating to this plan, $5.6 million of which was incurred in the second quarter. The majority of the remaining charge is expected to be recorded in the fourth quarter of 2003. The restructuring costs (based on the high end of the range) are projected as follows: employees' severance and benefits, $8.8 million; facility costs including lease terminations, $4.0 million; and impaired assets and other, $5.2 million.

     The reconciliation of the beginning and ending restructuring account balances as of June 28, 2003 are as follows (dollars in thousands):


                                       Balance at          Charges/       Payments/        Balance at

                                    December 28, 2002     Additions      Reductions      June 28, 2003
                                    -----------------     ---------      ----------      -------------
     Employee severance and
       benefits liabilities                $  -             $5,717         $1,101            $4,616

     Impaired assets                          -                536              -               536
     Other liabilities                      -0-                216            216               -0-
                                            ---             ------            ---               ---
     Total                                 $-0-             $6,469         $1,317            $5,152
                                           ====             ======         ======            ======

     Approximately $13.3 million of the restructuring expenses are expected for the print segment, with $5.4 million and $6.3 million incurred for the three and six months ended June 28, 2003, respectively. The remaining $4.7 million of these expenses are expected for the supply-chain management segment, with $217,000 incurred for the three and six months ended June 28, 2003.

8)   Litigation Settlement

     On June 26, 2003, the Corporation settled its lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

9)   Acquisition of Business

     On February 24, 2003, the Corporation acquired Qualipak Incorporated ("Qualipak") for $2.4 million in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2.0 million, which has been recorded as goodwill. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date.

     The purchase agreement relating to this acquisition includes a provision for additional contingent payments based on incremental qualified sales, as defined, for calendar 2003 and 2004. Should these payments be made, the Corporation would record a corresponding increase to goodwill.

10)  New Accounting Standard

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through "variable" interests other than voting interests consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Corporation acquires an interest after that date. FIN 46 is effective for the quarter ending September 27, 2003 for variable interest entities in which the Corporation held a variable interest that it acquired before February 1, 2003. The Corporation is currently evaluating the provisions of FIN 46, but does not currently expect adoption of FIN 46 will have a material effect on its financial condition or results of operations.

11)  Segment Information

     The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three and six months ended June 28, 2003 and June 29, 2002 are as follows (dollars in thousands):


                                            Three Months Ended                        Six Months Ended
                                       June 28, 2003      June 29, 2002       June 28, 2003      June 29, 2002
                                       -------------      -------------       -------------      -------------
     Net sales
       Print                                $231,240           $236,578            $463,601           $472,555
       Supply-Chain Management                80,011             69,424             161,546            142,627
       Healthcare                             25,480             26,261              48,014             51,048
                                            --------           --------            --------           --------
       Total                                $336,731           $332,263            $673,161           $666,230
                                            ========           ========            ========           ========

     Earnings from operations
       Print                                  $9,624            $20,847             $22,910            $39,513
       Supply-Chain Management                 5,413              5,721              14,434             10,426
       Healthcare                              3,726              2,530               6,388              5,115
                                            --------           --------            --------           --------
       Total                                 $18,763            $29,098             $43,732            $55,054
                                            ========           ========            ========           ========

     The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three and six months ended June 28, 2003 and June 29, 2002 (dollars in thousands):


                                              Three Months Ended                       Six Months Ended
                                         June 28, 2003     June 29, 2002       June 28, 2003       June 29, 2002
                                         -------------     -------------       -------------       -------------
      Reportable segment earnings from         $18,763           $29,098             $43,732             $55,054
            operations
      Corporate expenses (not allocable         (5,141)           (4,370)            (10,030)             (9,849)
          to segments)
      Interest expense                          (2,005)           (2,943)             (4,626)             (6,053)
      Other income (expense)                       (31)              155                 756                  94
                                               -------           -------             -------             -------
         Earnings before income taxes          $11,586           $21,940             $29,832             $39,246
                                               =======           =======             =======             =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2003 COMPARED TO 2002

Net Sales
---------

Net sales for the second quarter of 2003 on a consolidated basis totaled $337 million, 1% higher than the $332 million in the second quarter of 2002. Net sales for the quarter by segment are shown below (dollars in thousands):

Segment                         Quarter 2            Quarter 2      Increase
                                  2003                 2002       (Decrease) %
                                  ----                 ----       ------------
Print                          $231,240             $236,578           (2%)
Supply-Chain Management          80,011               69,424           15%
Healthcare                       25,480               26,261           (3%)
Total                          $336,731             $332,263            1%

Print segment sales for the second quarter of 2003 were 2% lower than the prior year period. The key issues related to revenues in this segment were:

o Sales in the Book Group were down 6% from the prior year second quarter, primarily the result of less activity in the educational market. Publishers appear to remain concerned about the impact large state and local government budget deficits will have on educational spending. Educational sales within this group were down by approximately $4 million from the prior year second quarter. Mitigating this decline was the increase of $2 million in literature management sales during the quarter compared to the prior year second quarter.
o The Catalog Group sales for the second quarter were 3% below the prior year quarter. The restructuring and modernization of the catalog print platform was delayed during the second quarter, negatively affecting equipment availability and productivity. The group used less efficient, more costly capacity to continue to serve customers, increasing costs and reducing operating earnings. This will continue into the third quarter of 2003.
o Revenues for the Publications Group were up 8% from the second quarter last year despite a 5% reduction in advertising pages. The group continues to grow by targeting magazines that are less dependent on ad cycles, such as association publications, and adding new value-added services such as magazine issue reprints.
o Direct Marketing Group sales for the second quarter were 10% below the second quarter of 2002. The continued slow economy has negatively impacted both the commercial and direct mail segments. Retailers, consumer package goods companies and financial service companies have become increasingly conservative relative to the number and frequency of pieces mailed.

Net sales for the Supply-Chain Management segment were 15% higher in the second quarter of 2003 compared to the second quarter of 2002. The improved revenues reflect continued excellent year-over-year performance by a number of the Corporation's major technology customers, thereby driving demand for supply-chain services. This revenue increase was achieved despite an environment of weak technology sales overall. Revenue from Hewlett-Packard Company under a five-year supply-chain management contract expiring in 2004 totaled approximately $115 million in 2002, and these revenues are expected to be comparable in fiscal 2003. This contract provides for the possibility of annual extensions. The Corporation currently believes that it will either extend its contract with Hewlett-Packard or seek to develop replacement sources of revenue prior to the expiration of the contract.

Healthcare segment net sales in the second quarter were 3% lower versus the comparable period in 2002, impacted by lower sales to a few large customers.

Net sales for the Corporation for the first half of 2003 were $673 million, an increase of 1% from sales in the first half of 2002. Print segment sales for the six-month period were $464 million compared to $473 million in the first half of 2002, a decrease of 2%. Print sales for the first half of 2003 were below the prior year period as the result of the factors discussed above for the quarter, with the exception of the Catalog Group. The negative impact of the restructuring plan on revenues was not an issue during the first quarter of 2003, in which sales for this group exceeded the prior year quarter by 14%. For the first six months of 2003, sales for the Catalog Group were 5.5% higher than the prior year, with strong volume in the first quarter of 2003 offsetting the restructuring related decreases in the second quarter of 2003.

Net sales for the Supply-Chain Management segment in the first six months of 2003 were $162 million, an increase of 13% over the prior year first half sales of $143 million. Increased sales to customers in the technology sector was the primary factor for improvement in both the second quarter and the first half of 2003.

Healthcare sales in the first half of 2003 were 6% lower than the prior year. First half sales declined as a result of lower sales to a few large customers.

Earnings from operations
------------------------

Consolidated earnings from operations, including the restructuring (Note 7) and litigation settlement (Note 8), of $13.6 million in the second quarter of 2003 decreased significantly from the $24.7 million in the prior year second quarter. Operating earnings as a percentage of sales were 4.0%, down from the prior year's 7.4%.

Operating margins for the Print segment in the second quarter of 2003 decreased to 4.2% from 8.8% in the second quarter of 2002. This decrease is primarily related to the following operational factors:
o Approximately $4.0 million in reduced operating earnings from the Catalog Group as the result of extra costs and disruption caused by the delay in consolidating the St. Paul facility to other locations. This delay accounted for 1.7 percentage points of the total 4.6 percentage point decline in the operating margin. In addition, the resulting unanticipated short-term loss of catalog production capacity is expected to reduce third quarter 2003 earnings from operations by an additional $4 to $5 million dollars.
o Restructuring charges of $5.4 million recorded during the quarter accounted for 2.3 percentage points of the operating margin decline.

Operating margins for the Supply-Chain Management segment were 6.8% in the second quarter of 2003, a reduction from the prior year second quarter operating margins of 8.2%. Operating margins were negatively impacted by the litigation settlement and restructuring costs recorded during the second quarter. Both costs totaled a reduction of 6.0 percentage points. These negative impacts were offset in part by a higher proportion of value-added content in the product mix.

The Healthcare segment improved operating margins in the second quarter of 2003 to 14.6%, as compared to 9.6% in the second quarter of 2002. Approximately 60% of the margin improvement is due to improved pricing and the balance is due to operating improvements.

Earnings from operations for the first half of 2003 decreased to $33.7 million from the $45.2 million for the prior period. Operating margins of 5.0% for the first half of 2003 were lower than the 6.8% for the same period in 2002. Print segment operating margins were 4.9% for the first six months of 2003, compared to 8.4% in the prior year period. The factors affecting margins for this segment for the first half of 2003 were similar to those described above for the second quarter. Operating margins for the Supply-Chain Management segment were 8.9% for the six-month period ended June 28, 2003 compared to 7.3% for the prior year. The increased margin from product mix described above for the second quarter positively affected the first half of 2003, offset by the litigation settlement and restructuring costs in the second quarter of 2003.

Healthcare segment operating margins of 13.3% for the first half of 2003 compared to 10.0% in the first half of 2002. Approximately 40% of the margin improvement for the first half of 2003 is due to improved pricing, and the balance is due to operating improvements.

Interest Expense
----------------

Interest expense for the second quarter of 2003 was $2.0 million, a reduction of 32% compared to interest expense of $2.9 million in the prior year quarter. Interest expense for the first half of 2003 was $4.6 million, a reduction of 24% compared to the first half of 2002. The reduction in interest expense is the result of continuing reductions in long-term debt. Essentially all of the Corporation's long-term debt is at fixed interest rates. As a result, lower market interest rates have not significantly impacted the Corporation's interest expense.

Income Taxes
------------

As reflected below, the Corporation's effective second quarter tax rate for 2003 was lower than the second quarter 2002 rate. The tax rate for the first half of 2003 was also lower than that of the prior year period. The reduction in the effective tax rate was due to lower tax rates on earnings of the Corporation's European and Asian operations and higher revenues within those jurisdictions.

                                    Effective Tax Rate
                                 2003                2002
                             -------------       -------------

     Second Quarter              37.4%               39.0%
     First Half                  38.0%               39.2%

Liquidity and Capital Resources
-------------------------------

The Corporation's net working capital increased by $9.6 million at the end of the first half of 2003 compared to the end of fiscal 2002. Increased cash balances of $40.2 million offset decreases in receivables of $20.2 million and in inventories of $7.8 million. Increased cash is primarily the result of increased cash flow from operations.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended June 28, 2003, the Corporation did not repurchase any shares of its common stock.

Capital expenditures were $32 million during the first half of 2003, an increase of $17 million from the amount expended during the first half of 2002. Capital expenditures for the full year are expected to be in the range of $90 - $100 million and will be funded by cash provided from operations.

Total debt as a percentage of total capitalization at June 28, 2003 was 20.0%, which was slightly lower than the 22.4% at December 28, 2002.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

For discussion of certain pending litigation see Part II, Item 1.


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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' order patterns or demand for the corporation's products and services; pricing; changes in raw material costs and availability; unanticipated changes in sourcing of raw materials by customers; unanticipated changes in operating expenses; unanticipated production difficulties, including with respect to the Catalog Group modernization; changes in the pattern of outsourcing supply-chain management functions by customers; unanticipated acquisition or loss of significant customer contracts or relationships; unanticipated issues related to the restructurings in the catalog and supply-chain management businesses and expected cost savings related thereto; unanticipated results relating to ongoing litigation; and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of June 28, 2003, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation's long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4. Controls and Procedures

The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act. There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is a defendant in an action commenced by the creditors' committee in the Xyan.com bankruptcy matter. The claim relates to transactions that occurred in 2001 in which the Corporation acquired certain assets from Xyan.com. The creditors' committee is currently seeking recovery of approximately $2 million to $6 million. The Corporation believes that it has meritorious grounds in the Xyan.com case to obtain results that are favorable to the Corporation. However, in the event that the case was decided in a manner unfavorable to the Corporation, such result could impact the Corporation's results of operations.

On June 26, 2003, the Corporation settled its lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 29, 2003, the only matters submitted to a vote of the Corporation's shareholders was the election of nine directors. All of the persons nominated as directors were elected for terms expiring at the 2004 annual meeting. The following table sets forth certain information with respect to such election:

                                                                    Shares
                                           Shares                 Withholding
     Name                                 Voted For                Authority
     ----                                 ---------                ---------

     Jameson A. Baxter                   20,904,207                  172,733
     Donald D. Belcher                   20,938,939                  138,001
     John F. Bergstrom                   20,933,720                  143,220
     Ursula M. Burns                     20,939,133                  137,807
     Henry T. DeNero                     20,920,457                  156,483
     Richard L. Gunderson                20,897,904                  179,036
     Raymond C. Richelsen                20,930,134                  146,806
     Stephanie A. Streeter               20,913,927                  163,013
     Michael J. Winkler                  19,941,802                1,135,138

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -

     31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32   - Certification of Periodic Financial Report by the Chief Executive
            Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K -

     The Corporation filed a Current Report on Form 8-K, dated May 2, 2003, furnishing under Item 12 the Corporation's press release dated April 29, 2003, with respect to financial results for the quarter ended March 29, 2003 and earnings guidance for fiscal 2003.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BANTA CORPORATION


     /s/ Gerald A. Henseler
     -----------------------
     Gerald A. Henseler
     Executive Vice President and Chief Financial Officer

     Date: August 8, 2003

                                BANTA CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended June 28, 2003

Exhibit Number
--------------

     31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.