Form 10-Q
period 2003-09-27
BANTA CORP
filed 2003-11-10
CIK 9801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2003

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

          BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)

225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

        Common stock outstanding as of October 20, 2003 – 25,546,550 shares.

BANTA CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended September 27, 2003

INDEX

	Page Number
PART I FINANCIAL INFORMATION:
Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
September 27, 2003 and December 28, 2002	3
Condensed Consolidated Statements of Earnings
for the Three Months and Nine Months Ended September 27, 2003
and September 28, 2002	4
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 27, 2003
and September 28, 2002	5
Notes to Condensed Consolidated Financial Statements -
September 27, 2003	6-	10
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-	15
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	15
Item 4 - Controls and Procedures	15
PART II OTHER INFORMATION:
Item 1 - Legal Proceedings	16
Item 6 - Exhibits and Reports on Form 8-K	16
SIGNATURES	16
EXHIBIT INDEX	17

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	September 27, 2003	December 28, 2002
	(unaudited)
Current Assets
Cash and cash equivalents	$170,244	$154,836
Receivables	220,235	212,988
Inventories	68,603	69,388
Other current assets	27,911	22,938

Total Current Assets	486,993	460,150

Plant and equipment	950,996	913,564
Less accumulated depreciation	667,307	635,593

Plant and equipment, net	283,689	277,971
Goodwill	65,291	62,740
Other assets	5,668	4,403

Total Assets	$841,641	$805,264

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$116,967	$102,635
Accrued salaries and wages	35,625	36,258
Other accrued liabilities	24,523	27,512
Current maturities of long-term debt	19,110	19,377

Total Current Liabilities	196,225	185,782

Long-term debt	93,934	111,489
Deferred income taxes	16,033	13,679
Other non-current liabilities	46,032	41,201

Total Liabilities	352,224	352,151

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
28,790,065 and 28,503,446 shares issued, respectively	2,879	2,850
Amount in excess of par value of stock	27,269	20,003
Accumulated other comprehensive earnings (loss)	5,127	(2,126)
Treasury stock, at cost - 3,256,400 shares	(70,175)	(70,175)
Retained earnings	524,317	502,561

Total Shareholders' Investment	489,417	453,113

	$841,641	$805,264

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$351,615	$352,076	$1,024,776	$1,018,306
Cost of goods sold	276,134	270,026	804,189	793,744

Gross earnings	75,481	82,050	220,587	224,562
Selling and administrative expenses	46,765	48,820	147,098	146,127
Restructuring charge	2,048	--	8,517	--
Litigation settlement	--	--	4,602	--

Earnings from operations	26,668	33,230	60,370	78,435
Interest expense	(1,835)	(2,063)	(6,461)	(8,116)
Other income, net	592	758	1,348	852

Earnings before income taxes	25,425	31,925	55,257	71,171
Provision for income taxes	9,470	12,386	20,800	27,764

Net earnings	$15,955	$19,539	$34,457	$43,407

Basic earnings per share of common stock	$0.62	$0.77	$1.36	$1.72

Diluted earnings per share of common stock	$0.62	$0.76	$1.34	$1.70

Cash dividends per share of common stock	$0.17	$0.16	$0.50	$0.48

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands)
	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash Flows from Operating Activities
Net earnings	$34,457	$43,407
Depreciation and amortization	46,552	55,572
Deferred income taxes	2,051	891
Non-cash restructuring charges	4,082	--
Loss (gain) on sale of plant and equipment	(388)	18
Change in operating assets and liabilities
(Increase) decrease in receivables	(7,201)	10,647
Decrease in inventories	813	4,368
Increase in accounts payable
and accrued liabilities	1,762	5,374
Net change in other current assets and liabilities	(194)	(3,253)
Net change in other non-current assets and liabilities	3,566	(1,760)
Tax benefit from exercise of stock options	1,404	2,818

Cash provided from operating activities	86,904	118,082

Cash Flows From Investing Activities
Capital expenditures	(51,486)	(21,020)
Business acquisition	(2,379)	--
Additions to long-term investments	--	(1,731)

Cash used for investing activities	(53,865)	(22,751)

Cash Flows From Financing Activities
Repayments of long-term debt, net	(17,822)	(23,821)
Dividends paid	(12,402)	(12,027)
Proceeds from exercise of stock options	5,891	13,249

Cash used for financing activities	(24,333)	(22,599)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,702	4,800

Net increase in cash	15,408	77,532
Cash and cash equivalents at the beginning of period	154,836	65,976

Cash and cash equivalents at the end of the period	$170,244	$143,508

Cash payments for:
Interest, net of capitalized interest	$6,128	$7,990
Income taxes	15,242	19,876

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2003
(UNAUDITED)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Banta Corporation (the Corporation) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation’s latest Annual Report on Form 10-K.

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 27, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2) Inventories

Inventories consist of the following (dollars in thousands):

	September 27, 2003	December 28, 2002
Raw materials and supplies	$30,194	$30,477
Work-in-process and finished goods	38,409	38,911

	$68,603	$69,388

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

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Basic	25.5	25.3	25.4	25.2
Diluted	25.8	25.7	25.6	25.6

4) Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings	$15,955	$19,539	$34,457	$43,407
Other comprehensive
earnings (loss):
Foreign currency earnings
translation adjustments	411	(457)	7,253	5,245

Comprehensive earnings	$16,366	$19,082	$41,710	$48,652

5) Goodwill

The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis.

Changes in the carrying amount of goodwill by segment during the nine months ended September 27, 2003 consist of the following (dollars in thousands):

	Print	Supply-chain management	Healthcare	Total
Balance at December 28, 2002	$35,502	$5,624	$21,614	$62,740
Translation adjustments for goodwill
denominated in foreign currencies	_	551	_	551
Acquisition of business (see Note 9)	2,000	-0-	-0-	2,000

Balance at September 27, 2003	$37,502	$6,175	$21,614	$65,291

6) Stock-Based Compensation

As of September 27, 2003, the Corporation’s stock-based employee compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In compliance with APB Opinion No. 25, no stock-based employee compensation cost is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings, as reported	$15,955	$19,539	$34,457	$43,407
Less compensation expense
determined under SFAS No
123, net of related taxes	(630)	(621)	(2,097)	(1,963)

Pro forma net earnings	$15,325	$18,918	$32,360	$41,444

Earnings per share
As reported:
Basic	$.62	$.77	$1.36	$1.72

Diluted	$.62	$.76	$1.34	$1.70

Pro forma:
Basic	$.60	$.75	$1.27	$1.64

Diluted	$.59	$.74	$1.26	$1.62

7) Restructuring Charges

Effective January 1, 2003, the Corporation adopted SFAS No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date to the exit or disposal plan.

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The objective of the plan, which is being implemented throughout 2003, is to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. Implementation of the plan is currently expected to result in pre-tax charges at the lower end of the previously announced range of $15 million to $18 million. Through the nine months ended September 27, 2003, the Corporation has recorded $8.5 million in pre-tax charges relating to this plan, $2.0 million of which was incurred in the third quarter. The remaining charges of approximately $6.5 to $9.5 million are expected to be recorded in the fourth quarter of 2003. The restructuring costs (based on the low end of the range) are projected as follows: employees’ severance and benefits, $8.7 million; facility costs, including lease terminations, $3.3 million; and impaired assets and other, $3.0 million.

The reconciliation of the beginning and ending restructuring account balances as of September 27, 2003 are as follows (dollars in thousands):

	Balance at December 28, 2002	Charges/ Additions	Payments/ Reductions	Balance at September 27, 2003
Employee severance and
benefits liabilities	$--	$6,955	$4,173	$2,782
Facility costs	--		--
Impaired assets and other
liabilities	--	1,562	262	1,300

Total	$-0-	$8,517	$4,435	$4,082

Approximately $9.9 million of the restructuring charges are expected to relate to the print segment, with $900,000 and $7.2 million incurred for the three and nine months ended September 27, 2003, respectively. The remaining $5.1 million of these charges are expected to relate to the supply-chain management segment, with $1.1 million and $1.3 million incurred for the three and nine months ended September 27, 2003, respectively.

8) Litigation Settlement

On June 26, 2003, the Corporation settled its lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

On September 26, 2003, the Corporation settled its lawsuit with the creditors’ committee in the Xyan.com bankruptcy matter. The matter was settled for an immaterial amount. The settlement was covered by a pre-existing reserve and, as a result, had no impact on the Corporation’s results of operations for the quarter ended September 27, 2003.

9) Acquisition of Business

On February 24, 2003, the Corporation acquired Qualipak Incorporated (“Qualipak”) for $2.4 million in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2.0 million, which has been recorded as goodwill. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date.

The purchase agreement relating to this acquisition includes a provision for additional contingent payments based on incremental qualified sales, as defined, for calendar 2003 and 2004. Should these payments be made, the Corporation would record a corresponding increase to goodwill.

10) New Accounting Standard

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through “variable” interests other than voting interests consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Corporation acquires an interest after that date. FIN 46 was adopted during the third quarter of 2003. The Corporation has no variable interest entities and therefore adoption of this standard had no effect on its financial condition or results of operations.

11) Segment Information

The Corporation operates in two primary business segments, print and supply-chain management, with other business operations in healthcare products. Summarized segment data for the three and nine months ended September 27, 2003 and September 28, 2002 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales
Print	$243,630	$267,157	$707,231	$739,712
Supply-Chain Management	83,400	62,849	244,946	205,476
Healthcare	24,585	22,070	72,599	73,118

Total	$351,615	$352,076	$1,024,776	$1,018,306

Earnings from operations
Print	$20,157	$28,860	$43,067	$66,783
Supply-Chain Management	8,860	6,566	23,294	16,992
Healthcare	2,527	2,626	8,915	7,591

Total	$31,544	$38,052	$75,276	$91,366

The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three and nine months ended September 27, 2003 and September 28, 2002 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Reportable segment earnings from	$31,544	$38,052	$75,276	$91,366
operations
Corporate expenses (not allocable	(4,876)	(4,822)	(14,906)	(12,931)
to segments)
Interest expense	(1,835)	(2,063)	(6,461)	(8,116)
Other income	592	758	1,348	852

Earnings before income taxes	$25,425	$31,925	$55,257	$71,171

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2003 COMPARED TO 2002

Net Sales

Net sales for the third quarter of 2003 on a consolidated basis totaled $352 million, comparable to the $352 million in the third quarter of 2002. Net sales for the quarter by segment are shown below (dollars in thousands):

Segment	Quarter 3 2003	Quarter 3 2002	Increase (Decrease) %
Print	$243,630	$267,157	(9%)
Supply-Chain Management	83,400	62,849	33%
Healthcare	24,585	22,070	11%
Total	$351,615	$352,076	(0%)

Print segment sales for the third quarter of 2003 were 9% lower than the prior year period. The key factors related to the decline in revenues in this segment were:

•	Sales in the Book Group were down 17% from the prior year third quarter. In the third quarter, paper sales to customers were $8 million less than in the prior year quarter, which directly reduced revenue. Business to business catalogs, printed on a two-year cycle, with 2003 as the off year, accounted for another $7 million of the decline. Of the remaining decline in sales, $4 million was the result of decreased sales to one large customer, which did not repeat a large literature management program that occurred in 2002.

•	The Catalog Group sales for the third quarter were 22% below the prior year quarter. The decrease was the result of approximately $4 million of sales transferred to other Banta operating locations and the remaining balance was due to capacity constraints. The restructuring and modernization of the catalog print platform was delayed due to the acquisition of environmental permits, which negatively affected equipment availability, capacity and productivity during the second and third quarters of 2003.

•	Revenues for the Publications Group were up 7% from the third quarter last year. Total print impressions, a measure of actual print activity, were up 9% over the comparable period. The group continues to grow by targeting magazines that are less dependent on ad cycles, such as association publications, and adding new value-added services such as magazine issue reprints.

•	Direct Marketing Group sales for the third quarter were 11% below the third quarter of 2002. The continued slow economy negatively impacted both commercial printing and direct mail services. Retailers, consumer package goods companies and financial service companies have become increasingly conservative relative to the number and frequency of pieces mailed.

Net sales for the Supply-Chain Management segment were 33% higher in the third quarter of 2003 compared with the third quarter of 2002. The improved revenues reflect continued excellent year-over-year performance by a number of the Corporation’s major technology customers, thereby driving demand for supply-chain services. This revenue increase was achieved despite an environment of generally weak technology sales overall. Revenue from Hewlett-Packard Company under a five-year supply-chain management contract expiring in 2004 totaled approximately $115 million in 2002, and comparable revenue is expected under this contract in fiscal 2003. The contract provides for the possibility of annual extensions. The Corporation currently believes that its contract with Hewlett-Packard will be extended. If the contract is not extended the Corporation will seek to develop replacement sources of revenue.

Healthcare segment net sales in the third quarter of 2003 were 11% higher than the comparable period in 2002, impacted by higher sales to a few large customers.

Net sales for the Corporation in the first nine months of 2003 were $1.02 billion, comparable with sales in the first nine months of 2002. Print segment sales for the nine-month period were $707 million compared with $740 million in the first nine months of 2002, a decrease of 4%. Print segment sales for the first nine months of 2003 were below the prior year period as the result of the factors discussed above for the quarter, with the additional impact of reduced educational spending that lowered Book Group sales in the second quarter of 2003.

Net sales for the Supply-Chain Management segment in the first nine months of 2003 were $245 million, an increase of 19% over the prior year first nine months sales of $205 million. Increased sales to new and existing customers in the technology industry were the primary factors leading to the improvement in both the third quarter and the first nine months of 2003.

Healthcare segment sales in the first nine months of 2003 were comparable to sales in the first nine months of the prior year.

Earnings from operations

Consolidated earnings from operations, including restructuring charges (Note 7), of $26.7 million in the third quarter of 2003 decreased significantly from the $33.2 million in the prior year third quarter. There were no restructuring charges in the prior year third quarter. Operating earnings as a percentage of sales were 9.0%, down from the prior year’s 10.8%.

Operating margins for the Print segment in the third quarter of 2003 decreased to 8.3% from 10.8% in the third quarter of 2002. This decrease is primarily related to the following operational factors:

•	Approximately $3.7 million in reduced operating earnings from the Catalog Group as the result of increased costs and disruption caused by permitting delays which altered the staged and orderly transfer of equipment from the Group’s closed St. Paul plant to its Minneapolis plant, and postponed the installation of new equipment. This delay accounted for 1.5 percentage points of the total 2.5 percentage points decline in the operating margin.

•	Restructuring charges of $900,000 recorded during the quarter accounted for four tenths of a percentage point of the operating margin decline.

•	The remaining reduction in operating earnings was the result of pricing reductions in response to market demands and competitive conditions in the segment.

Operating margins for the Supply-Chain Management segment were 10.6% in the third quarter of 2003, an increase from the prior year third quarter operating margins of 10.4%. This increase in operating margins is the result of a higher proportion of value-added content in the product mix.

The Healthcare segment experienced a decline in operating margins in the third quarter of 2003 to 10.3%, compared with 11.9% in the third quarter of 2002. This reduction is the result of costs incurred during the third quarter of 2003 to reorganize the sales force.

Earnings from operations for the first nine months of 2003 decreased to $60.4 million from the $78.4 million for the same period in the prior year. Operating margins of 7.3% for the first nine months of 2003 were lower than the 9.0% for the same period in 2002. Print segment operating margins were 6.1% for the first nine months of 2003, compared with 9% in the prior year period. The factors affecting margins for this segment for the first nine months of 2003 were similar to those described above for the third quarter.

Operating margins for the Supply-Chain Management segment were 9.5% for the nine-month period ended September 27, 2003 compared with 8.3% for the prior year period. Operating margins for the first nine months of 2003 were above the prior year period as the result of the positive impact of product mix and productivity gains, offset by the restructuring and litigation settlement recorded in the second and third quarters of 2003.

Healthcare segment operating margins were 12.3% for the first nine months of 2003 compared with 10.4% in the first nine months of 2002. Approximately 50% of the margin improvement for the first nine months of 2003 is due to improved pricing, and the balance is due to operating improvements. These improvements offset the sales force reorganization costs incurred in the third quarter of 2003.

Interest Expense

Interest expense for the third quarter of 2003 was $1.8 million, a reduction of 11% compared with interest expense of $2.1 million in the prior year third quarter. Interest expense for the first nine months of 2003 was $6.5 million, a reduction of 20% compared with the first nine months of 2002. The reduction in interest expense is the result of continuing reductions in long-term debt and capitalization of interest related to major projects of $300,000. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, lower market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

As reflected below, the Corporation’s effective third quarter tax rate for 2003 was lower than the third quarter 2002 rate. The tax rate for the first nine months of 2003 was also lower than that of the prior year period. The reduction in the effective tax rate was due to lower tax rates on earnings of the Corporation’s European and Asian operations and a higher proportion of earnings within those jurisdictions.

	Effective Tax Rate
	2003	2002
Third Quarter	37.2%	38.8%
First Nine Months	37.6%	39.0%

Liquidity and Capital Resources

The Corporation’s net working capital increased by $16 million at the end of the first nine months of 2003 compared with the end of fiscal 2002. The increase in working capital was the result of increased cash balances of $15.4 million, accounts receivable of $7.2 million and other current assets of $5.0 million, partially offset by a $14.3 million increase in accounts payable. Increased cash is primarily the result of cash provided from operations being more than sufficient to cover current capital expenditures, repay long-term debt and continue to pay quarterly dividends.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. During the quarter ended September 27, 2003, the Corporation did not repurchase any shares of its common stock.

Capital expenditures were $51 million during the first nine months of 2003, an increase of $30 million from the amount expended during the first nine months of 2002. Capital expenditures for the full year are expected to be in the range of $75 — $80 million and will be funded by cash provided from operations.

Total debt as a percentage of total capitalization at September 27, 2003 was 18.8%, which was lower than the 22.4% at December 28, 2002. The improvement in this measure was driven primarily by reductions in long-term debt accompanied by increased retained earnings from operating income.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

For a discussion of certain litigation proceedings, see Part II, Item 1.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Corporation’s consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits, income taxes and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenues are recognized on products shipped to unaffiliated customers when the risk of loss transfers or when services are performed. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and post-retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post-retirement expense recognized in future periods.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including projections, plans, results or strategies, are considered forward-looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the corporation’s products and services; pricing; changes in raw material costs and availability; unanticipated changes in sourcing of raw materials (including paper) by customers; unanticipated changes in operating expenses; unanticipated production difficulties, including with respect to the Catalog Group modernization; changes in the pattern of outsourcing supply-chain management functions by customers; unanticipated acquisition or loss of significant customer contracts or relationships; unanticipated issues related to the restructurings in the catalog and supply-chain management businesses and expected cost savings related thereto; and any unanticipated delay in the economic recovery. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of September 27, 2003, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4. Controls and Procedures

a.	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

b.	Internal Control Over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2003, the Corporation settled its lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

On September 26, 2003, the Corporation settled its lawsuit with the creditors’ committee in the Xyan.com bankruptcy matter. The matter was settled for an immaterial amount. The settlement was covered by a pre-existing reserve and, as a result, had no impact on the Corporation’s results of operations for the quarter ended September 27, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Amendment to By-laws

3.2	By-laws as amended

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)	Reports on Form 8-K –

The Corporation filed a Current Report on Form 8-K, dated July 29, 2003, furnishing under Item 12 the Corporation’s press release dated July 29, 2003, with respect to financial results for the three and six month periods ended June 28, 2003 and earnings guidance for fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION
/s/ Geoffrey J. Hibner
Geoffrey J. Hibner
Chief Financial Officer
Date: November 10, 2003

BANTA CORPORATIONEXHIBIT
INDEX TO FORM 10-Q
For The Quarter Ended September 27, 2003

      Exhibit Number

3.1	Amendment to By-laws

3.2	By-laws as amended

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.