Form 10-K
period 2003-12-31
BANTA CORP
filed 2004-03-18
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2004

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 1-14637

BANTA CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 751-7777

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.10 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes    (_) No

        Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  (X) Yes    (_) No

        Aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2003 :  $ 833,209,163.

        Number of shares of common stock outstanding as of March 1, 2004: 25,889,693.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Definitive Proxy Statement for annual meeting of shareholders to be held on April 27, 2004 (incorporated into Part III).

PART I

Item 1.  Business

General

        Banta Corporation (the “Corporation”) operates in three business segments, print, supply-chain management and healthcare. The Corporation provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers, including books, catalogs, publications, product brochures, literature management, educational materials and e-business services. The Corporation’s global supply-chain management businesses provide a wide range of outsourcing capabilities, primarily to the world’s largest technology companies. Services range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation’s healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin 54952. The Corporation had approximately 8,300 employees at the end of fiscal 2003.

        Footnote 14 to the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 3, 2004 includes further information on the Corporation’s business segments, which information is incorporated herein by reference.

        This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, the factors cited under the heading “Certain Risk Considerations” below as well as changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Customers

        The Corporation sells its products and services to a large number of customers and generally does not have long-term production contracts with its print or healthcare customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and magazine production, and to a lesser extent, catalog production. In addition to these production agreements, during 1999 the Corporation entered into a five-year agreement with Compaq Computer Corporation (now Hewlett-Packard Company). Revenue from Hewlett-Packard Company under this agreement totaled approximately $133 million in 2003, and comparable revenue is expected under this contract in fiscal 2004. Early in 2004 the contract was renewed for an additional one-year period, pursuant to the contract’s evergreen clause.

        Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 33%, 33%, and 34% of net sales during 2003, 2002, and 2001, respectively. No customer accounted for more than 10% of the Corporation’s net sales in 2003, 2002, or 2001.

        International operations represented 19%, 15%, and 15% of consolidated net sales and 24%, 17%, and 14% of consolidated assets in 2003, 2002, and 2001, respectively.

Backlog

Lead-time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors, including paper availability. Backlogs for the printing segment are expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available for the print segment. Backlogs are not considered material in either the supply-chain management or healthcare segments.

Markets Served

The Corporation operates in three business segments; print, supply-chain management and healthcare products. These markets are summarized in the following table and described in greater detail below. Tables in this section set forth the approximate percentage of segment net sales contributed by each class of similar products for the last three fiscal years.

	2003	2002	2001
Print	68%	72%	69%
Supply-chain management	25	21	24
Healthcare	7	7	7

TOTAL	100%	100%	100%

Print Segment

Within the print segment, the Corporation’s net sales can be further subdivided into five general categories:

	2003	2002	2001
Book	36%	37%	33%
Catalog	22	22	22
Direct	20	19	22
Marketing
Publications	20	18	19
Other	2	4	4

TOTAL	100%	100%	100%

•	Book

The Corporation provides the book publishing market with a variety of print, digital print and electronic media products, in addition to a full range of value-added packaging, fulfillment, document management and distribution services. With twenty-one manufacturing and distribution centers across the United States, the Corporation serves publishing customers in the educational, trade, professional and religious segments. The Corporation provides products including soft cover books, specialty calendars, multimedia kits and instructional games.

•	Catalog

        The Corporation’s catalog facility produces catalogs primarily for the specialty and retail catalog markets. In addition, other facilities produce business-to-business and industrial catalogs. Bindery services within all these facilities provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services are provided by various operating units within the Print Segment, including computerized mail distribution planning systems. These services assist the Corporation’s customers in minimizing postage costs and are an integral part of catalog printing services.

•	Direct Marketing

        Printed materials for direct marketing customers are provided by three facilities. These products vary in format and size and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sample or sell a product or solicit a response. The Corporation’s imaging technology enables customers to obtain complex personalized direct mail pieces produced at press speeds. The Corporation’s direct marketing customers are primarily marketers of financial services, consumer packaged goods, retail products and ad agencies.

•	Publications

        The Corporation’s three facilities serving the magazine market print, sort and mail over 925 different magazines. These magazines are primarily short-to-medium run publications (usually less than 350,000 copies), which are generally distributed to subscribers by mail. The Corporation’s primary magazine customers are publishers of specialty magazines, including religious, business and professional journals; and hobby, craft and sporting publications. The Corporation also provides its customers with computerized mailing lists, re-print services and distribution services.

•	Other

        Prepress services are provided by several of the Corporation’s facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and have increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The Corporation also offers multiple graphic communication solutions to its customers; interactive online products for the Internet, including web site design, hosting and maintenance; and standard or customized electronic commerce solutions.

Supply-Chain Management Segment

        Banta Global Turnkey is a global supply-chain management business providing a wide range of outsourcing services, from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. Customers include computer hardware, computer software, communications and networking companies, and medical device manufacturers in North America, Europe, and Asia. The Corporation provides the systems, technology and infrastructure to manage multiple elements of the supply chain, integrating the Corporation, its customers and the customers’ suppliers into a common information technology system, thereby increasing capacity while reducing costs, cycle times and inventory requirements. With nearly two decades of experience serving the technology marketplace, this segment of the Corporation is a significant contributor to the evolution of turnkey services around the world.

Healthcare Segment

        Banta Healthcare Products manufactures and sources a broad range of disposable products used in primary care physician offices, acute and long-term care facilities and dental offices. The Corporation converts paper, tissue and poly film into single-use products. In addition, this division extrudes resin into film products for use in its manufacturing processes and for sale to external customers. Its products include exam room table paper, examination gowns, drape sheets and dental towels.

Certain Risk Considerations

        The Corporation’s business is exposed to risk from a variety of factors. Three key areas of risk, while not intended to be a comprehensive or definitive list, are summarized below.

•	Competition

        Within the print segment, consolidation within the graphic arts industry has continued during the last few years. This trend has resulted in fewer competitors, creating several competitors that are larger than the Corporation in size, with broader product offerings. The major competitive factors in the Corporation’s print business are quality of finished products, time-to-market and distribution capabilities, ongoing customer service, price, availability of time on equipment and schedule flexibility. The consolidation of customers within certain of the Corporation’s markets could result in greater competitive pricing pressures and the potential for increased volume solicitation as customers reduce the number of vendors. In recent years, seasonal excess capacity in the printing industry has resulted in lower unit prices. The Corporation believes it has been able to remain competitive in part because it is financially able to invest in modern technologically advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from continuous improvement programs.

        The major competitive factors in the Corporation’s supply-chain management segment are customer service, price, location relative to customer manufacturing sites, quality of information technology and the ability to develop creative and innovative solutions for customer manufacturing, fulfillment and distribution needs. In recent years, continuing pressure from customers to reduce costs, reduce time to market and improve quality of service have led to increased pricing pressures. The Corporation believes it has been able to remain competitive because of its continued investment in training employees and in technology in order to deliver excellent service.

•	Customers

        The Corporation’s supply-chain management segment primarily serves global technology customers. This concentration of customers within one industry creates increased risk when there is a significant decline in this industry. In addition, this segment has a concentration of revenues with several large customers.

•	General Economic Conditions

        Global economic conditions have the potential to significantly impact the Corporation’s financial results. Within the print segment, a change in economic conditions can impact many areas of spending, including government, business and individual spending. These changes can have a direct impact on the amount of print business available. Examples include:

•	Reductions or increases in state government spending on education leads to a corresponding decrease or increase in the demand for educational materials, which are produced by the Corporation’s book business unit.
•	Reductions or increases in business spending on advertising impact advertising page counts in magazines, and the volume of direct marketing materials. These changes can affect results in the Corporation’s publication, direct marketing and catalog business units.

        Within the supply-chain management segment, a change in economic conditions that influence individual or business spending on technology has the potential to significantly affect the Corporation’s major customers in this market, which could impact the Corporation’s financial performance by lowering demand for its services.

Raw Materials

        The principal raw material used by the Corporation in the print segment is paper. Most of the Corporation’s production facilities are located in areas with concentrated papermaking resources, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

        During 2003, the price of paper increased on a composite average by approximately 2%. It is customary for printers to adjust sales prices to reflect market fluctuations in paper prices. In 2002 and 2001, the price of paper decreased by approximately 10% and 9%, respectively. Prices for ink used in certain portions of the print segment of the business decreased in both 2003 and 2002. The Corporation uses a number of other raw materials including resins, packaging materials and subcontracted components. The cost of these materials for the print segment remained relatively stable in 2003, 2002 and 2001.

        Materials used for assembly, testing and fulfillment in the supply-chain management segment are specific to the customers’ product and may include computer keyboards or components, cables, printed manuals, CD or DVD media, various hardware components and packing materials. There is no single dominant raw material used in this business segment.

        The Corporation uses raw materials such as paper, resins, packaging materials and subcontracted components in the healthcare segment. The cost of paper increased by approximately 13% during 2003, and decreased by approximately 12% during 2002 from prices in 2001. The cost of resins, which are produced from natural gas, increased by approximately 27% during 2003, and decreased by approximately 2% during 2002 from prices in 2001. The cost of packaging materials and subcontracted components remained stable in 2003, 2002 and 2001.

Research and Development

        The Corporation is engaged in research and development relating to technology and system enhancements, and has made investments for such purposes. One of the objectives of the technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving paper usage.

Environmental Considerations

        The Corporation has environmental compliance programs primarily for the control of air quality, groundwater quality, disposal of waste material and all aspects of the work environment involving employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Planned capital expenditures for environmental control equipment are expected to be in the same range for 2004. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Requirements of the U.S. Environmental Protection Agency and state agencies nationwide relating to disposal of waste in landfill sites are increasing, thus creating higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but management believes that expenditures for these purposes may have a negative impact on its earnings and those of its competitors in the future. However, any increased costs are not expected to have a material impact on the Corporation’s competitive position, assuming similar costs are required of competitors. The Corporation does not believe at the present time that any cost, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations

        Footnote 14 to the Corporation’s Consolidated Financial Statements for the fiscal year ended January 3, 2004 includes information on the Corporation’s foreign operations.

Seasonality

        There is no significant seasonal pattern to the Corporation’s consolidated quarterly sales and earnings.

Available Information

        The Corporation’s Internet address is http://www.banta.com. The Corporation makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Corporation’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. In addition, the Corporation also makes available through its Internet website the Banta Code of Business Conduct and Ethics, its Corporate Governance Guidelines and the charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors. Documents available on the website are also available in print for any shareholder who requests them. The Corporation is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE CORPORATION

Name, Age, Position	Business Experience During Last Five Years
Donald D. Belcher; 65	Chairman of the Company since May 1995; Chief
Chairman	Executive Officer of the Company from January 1995 to
October 2002; President of the Corporation from September
1994 to January 2001.
Stephanie A. Streeter; 46	President and Chief Executive Officer since October
Chief Executive Officer and President	2002; President and Chief Operating Officer from
January 2001 to August 2002; Chief Operating
Officer of idealab! (creator and operator of Internet
businesses) from January 2000 to December 2000;
Group Vice President of Avery Dennison (diversified
manufacturing company) from 1996 to 2000.
Geoffrey J. Hibner; 54	Chief Financial Officer since August 2003:
Chief Financial Officer	independent management consultant and
consultant with Bridge Associates, LLC (management
consulting firm) from 2000 to 2003; Senior Vice President,
Finance & Administration, and Chief Financial Officer of The
Timberland Company (branded footwear, apparel and
accessories) from 1997 to 2000.
Ronald D. Kneezel; 47	Vice President, General Counsel and Secretary of the
Vice President, General Counsel and	Corporation.
Secretary
Dennis J. Meyer; 48	Vice President Marketing and Planning of the
Vice President Marketing and Planning	Corporation.
Frank W. Rudolph; 47	Vice President Human Resources of the Corporation
Vice President Human Resources	since September 2000; Chief Administrative
Officer of Overhead Door Corporation (designer, manufacturer and distributor of entrance systems) from 1997 until joining the Corporation.

There are no family relationships among the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation’s Board of Directors. Each officer holds office until his or her successor has been elected or appointed or until his or her death, resignation or removal.

Item 2.  Properties

        At the end of fiscal 2003, the Corporation’s operations were conducted at 35 production facilities in the United States and at six foreign production facilities. The detail of the domestic owned and leased facilities by state, along with total square footage is as follows:

Print Segment				Supply-Chain Management Segment
State	Owned Facilities	Leased Facilities	Total Facilities	State	Owned Facilities	Leased Facilities	Total Facilities
Connecticut	1	--	1	California	--	1	1
Georgia	--	1	1	Texas	--	1	1
Illinois	--	1	1	Wisconsin	--	1	1

Massachusetts	--	1	1	Total		3	3
Minnesota	4	3	7
Missouri	1	--	1
Ohio	1	--	1
Pennsylvania	--	1	1
Tennessee	1	--	1	Healthcare Segment
Utah	1	1	2		Owned	Leased	Total
Virginia	2	--	2	State	Facilities	Facilities	Facilities
Washington	--	1	1	Wisconsin	1	--	1
Wisconsin	3	6	9	California	1	--	1

Total	14	15	29	Total	2	--	2

Square Footage of owned facilities:

Office Space	343,000
Manufacturing	1,879,000
Warehouse	1,596,000

Total	3,818,000

        Foreign production facilities located in Ireland, Scotland, The Netherlands, and Singapore are also leased. The total of all leased facilities contain approximately 3,490,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction, and are considered well maintained and adequate for the Corporation’s needs.

Item 3.  Legal Proceedings

On June 26, 2003, the Corporation settled a lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

In the ordinary course of its business, the Corporation is also involved in other litigation matters. Based on the Corporation’s assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Corporation’s shareholders during the quarter ended January 3, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

        The Corporation’s stock is listed on the New York Stock Exchange.

        Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of January 3, 2004, approximately $114,263,000 of retained earnings were not restricted under these agreements.

Per Share of Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Entire Year
2003 dividends paid	$.16	$.16	$.17	$.17	$.66

Price range:
High	$33.47	$35.00	$37.26	$41.06	$41.06

Low	27.00	28.68	32.30	35.93	27.00

2002 dividends paid	$.16	$.16	$.16	$.16	$.64

Price range:
High	$35.38	$38.91	$37.54	$35.90	$38.91

Low	29.45	32.35	29.48	29.30	29.30

The stock prices listed above are the high and low trades. As of January 26, 2004 the Corporation had 1,725 shareholders of record.

Item 6. Selected Financial Data

Summary of Earnings	2003	2002	2001	2000	1999
Net sales	$1,418,497	$1,366,457	$1,457,935	$1,537,729	$1,315,278
Net earnings	46,614	43,799	49,997	58,743	16,010
Diluted earnings per share of common stock	1.81	1.71	2.01	2.35	.59
Dividends paid per common share	.66	.64	.61	.60	.56
Financial Summary
Working capital	299,315	274,368	188,866	166,356	110,508
Net plant and equipment	286,347	277,971	324,984	344,261	327,350
Total assets	886,023	805,264	788,046	854,524	773,344
Long-term debt, excluding current maturities	87,712	111,489	130,981	179,202	113,520
Shareholders' investment	513,429	453,113	407,278	370,912	353,775

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Banta Corporation (the “Corporation”) operates in three business segments, print, supply-chain management and healthcare. The Corporation’s print segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management businesses provide a wide range of outsourcing capabilities, primarily to the world’s largest technology companies. Services range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation’s healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals.

Results for 2003 included the following:

•	Improved results in both revenues and earnings per share compared with the prior year
•	A difficult year for the print segment, with reductions in both revenues and operating earnings compared with the prior year
•	Excellent performance in the supply-chain management segment, with record revenues and operating earnings
•	Continued growth in revenues and operating earnings within the healthcare segment
•	Completion of a $17 million restructuring program in the print and supply-chain management segments

Net sales for 2003 were $1.42 billion, a 4% increase from the prior-year sales of $1.37 billion. Operating earnings in 2003 were equal to the prior year. Revenues and operating earnings in the print segment declined, while revenues and operating earnings increased in both the supply-chain management and healthcare segments. The Corporation’s net earnings were $46.6 million for 2003, 6% higher than the $43.8 million in 2002. Diluted earnings per share were $1.81 in 2003 compared with $1.71 in the prior year.

Special charges were $21.6 million in 2003 and $26.8 million in 2002. Special charges in 2003 included $17 million in restructuring and $4.6 million in litigation settlement charges. Special charges in 2002 related to a non-cash asset impairment.

The print segment accounted for approximately 68% of the Corporation’s total revenue in 2003. Factors monitored by management in this segment include:

•	Economic conditions in the United States, particularly advertising and promotional spending. This spending directly impacts three of the four operating units in this segment, namely direct marketing, publications and catalogs. Key indicators in this area include capital spending by businesses, general advertising spending and advertising pages printed, which is tracked by several publishing organizations. Each of these factors was down in 2003, which was reflected in reduced print segment revenue.
•	The level of educational spending in the United States, which directly impacts the book operating unit. Educational spending is dependent on both the general level of budgetary appropriations for educational materials by state and local governments and the rate of adoption of new materials. Educational spending and adoptions were down in 2003, as was revenue in the book operating unit.
•	Trends in outsourcing non-core activities by corporations, which impact sales in the Corporation’s literature management programs. Increased outsourcing activity has resulted in higher sales in the Corporation’s literature management programs in recent years.
•	Trends in foreign sourcing of printed materials. To date, these trends have not had a significant impact on revenues.
•	Paper pricing, which has had a significant impact on this segment in prior years. Paper prices are influenced by world pulp prices, capacity utilization and the value of the dollar in comparison to other currencies. Paper prices decreased by 2% in 2003 and by 10% in 2002, with a minimal impact on revenues in 2003.

The supply-chain management segment accounted for approximately 25% of the Corporation’s revenue in 2003. Factors monitored by management in this segment include:

•	The performance of the segment’s significant customers. These customers primarily sell hardware, consumer software, and communications and networking equipment. The Corporation provides a customized service to each customer and makes significant commitments in technology and location of facilities. Performance by these customers, and the continuation of these relationships, has a significant impact on this segment. Improved 2003 performance by these customers was reflected in the increased revenues in this segment in 2003.
•	The general level of spending within the economy on technology, and the mix of that spending. Spending in this sector of the economy appeared to be increasing during 2003, and was reflected in the increased revenues in this segment.
•	Trends in outsourcing non-core activities by corporations. Increased outsourcing activity resulted in higher sales in this segment in recent years.

The healthcare segment accounted for approximately 7% of the Corporation’s revenue in 2003. The key factors monitored by management in this segment include sales growth of major healthcare distributors, raw material prices and the general trend in healthcare spending.

Net Sales

2003 compared with 2002
Print segment net sales of $959 million for 2003 were $18 million, or 2%, lower than the prior-year total of $977 million. The decrease in print segment net sales was related to economic trends in the printing industry, including reduced educational spending and lower advertising and promotional spending. Several of the Corporation’s major print customers chose to supply their own paper in 2003, which further reduced sales since the cost of paper, when supplied by the Corporation, is passed through to the customer. In addition, print segment sales continue to be impacted by a very competitive pricing climate resulting from excess capacity in the industry.

Net sales for the print segment operating units, as a percent of total print segment sales, were as follows:

	2003	2002	2001
Book	36%	37%	33%

Catalog	22	22	22

Direct Marketing	20	19	22

Publications	20	18	19

Other	2	4	4

	100%	100%	100%

Book operating unit revenues for 2003 were approximately 9% lower than the prior year due to a few major customers who supplied their own paper and lower educational spending. The direct sourcing of paper by customers accounted for approximately 65% of the decrease in net sales from 2002 to 2003. The remaining decrease was the result of delayed spending on educational materials because of reduced state budget appropriations, and fewer adoptions of new educational materials.

Catalog operating unit revenues decreased by 7% in 2003.Approximately 45% of the decrease was related to sales that were transferred to other Banta plants as a result of the restructuring activity in 2003. The remaining decrease was the result of business-to-business catalogs printed on a two-year cycle, with 2003 as the off year. Sales of direct marketing materials were approximately 4% below the levels of the prior year due to reduced advertising and promotional spending and very competitive pricing in the commercial print market. In the publications operating unit, sales increased by 9% primarily as the result of increased market share. Despite the high incidence of magazine attrition and the competitive operating environment within the magazine market, the Corporation in 2003 increased the number of magazines it prints to over 925 titles.

Supply-chain management segment sales were $359 million in 2003, an increase of 23% from 2002. Of this increase, $19 million was related to the increased value of local currencies in comparison to the dollar. The remaining increase was the result of a recovery in technology spending in 2003 and increased outsourcing of non-core activities, which drove the significant increase in demand for products and services by the Corporation’s major technology customers.

Healthcare segment sales for 2003 of $100 million were 4% above the prior year, primarily as a result of increased sales to several large distributors of healthcare products.

2002 compared with 2001
Print segment net sales of $977 million for 2002 were $32 million, or 3%, lower than the prior-year total of $1.0 billion. The decrease in print segment net sales was primarily related to lower paper prices during 2002 compared with the prior year, which reduced sales by approximately $30 million. For the full year, paper prices decreased on a composite average by approximately 10%. Paper prices are influenced by world pulp prices, capacity utilization and the strength of the dollar. As is customary in print markets, the customer generally absorbs fluctuations in paper prices. In addition, print segment sales were impacted by a very competitive pricing climate resulting from excess capacity in the industry.

Book operating unit revenues for 2002 were approximately 3% higher than the prior year due to strong activity in the educational market and expansion of literature management activities. The trend toward customized textbooks, which results in shorter run lengths, increased versioning and just-in-time delivery, is consistent with the book operating unit’s manufacturing capabilities. These capabilities also support the Corporation’s literature management services, which are expanding to serve a broader range of customers, including healthcare, telecommunications, retail and financial services businesses. These trends helped to offset the impact of lower paper prices in the book market.

Catalog operating unit sales decreased slightly in 2002 due to paper price reductions. Sales of direct marketing materials were approximately 12% below the levels of the prior year due to significantly reduced advertising and promotional spending, lower paper prices and the dampening effect of a postal increase. Retailers, consumer package goods companies and several financial service companies reduced both the number of mailings and amount of pieces mailed. At the same time, commercial print price levels were driven down by excess industry capacity. In the publications operating unit, sales were also slightly lower due to a reduction in magazine page counts resulting from a weak advertising environment and an unusually high incidence of magazine attrition. On average, page counts for the Corporation’s customers were approximately 10% lower than the prior year. In any given year, page count levels tend to vary based on economic growth trends. Despite the high incidence of magazine attrition and the operating environment within the magazine market, the Corporation increased the number of magazines it prints to nearly 900 titles, an increase of 8% over the prior year.

Supply-chain management segment sales were $293 million in 2002, a decrease of 15% from 2001. Softness in the technology sector exerted downward pressure on revenues in this segment during 2002.

Healthcare segment sales for 2002 of $97 million were 6% below the prior year, due to lower prices realized on foreign-sourced products.

Earnings from Operations

2003 compared with 2002
Earnings from operations for 2003 were $81.6 million, equal to the prior year. Special charges, which are discussed in more detail below, were $21.6 million in 2003 and $26.8 million in 2002. Gross margins on a corporate wide basis decreased from 22.2% in 2002 to 21.5% in 2003, due to increased pricing pressure throughout the print segment and additional costs incurred in the catalog operating unit during the restructuring activities. Both the supply-chain management and healthcare segments had improved earnings from operations in 2003 compared with 2002, while the print segment earnings were below the prior year.

Print segment earnings from operations for 2003 were $54.7 million, 24% lower than the prior year’s $72 million. Operating margins for the print segment were 5.7% for 2003 compared with 7.4% during 2002. Special charges were recorded in both years, $12 million in restructuring charges in 2003 and $16 million in non-cash impairment charges in 2002. Excluding the impact of the special charges, the reduction in 2003 print segment earnings was primarily the result of reduced operating earnings from the catalog operating unit, which were negatively impacted by the costs of relocating existing equipment and placing new equipment in service during the restructuring actions in 2003. This unit had reduced operating earnings compared to the prior year of $14 million. The remaining $7 million decrease was the result of continued pricing pressures throughout the print segment, particularly in the direct marketing operating unit.

Earnings from operations for the supply-chain management segment increased to $35.8 million in 2003 compared with $27.8 million in 2002 and operating margins increased to 10% compared with 9.5% in the prior year. This improvement in operating margin was primarily due to a higher proportion of value-added content in the product mix. Earnings from operations were reduced during 2003 by restructuring charges totaling $5 million.

Healthcare earnings from operations for 2003 were $12.1 million compared with the prior year’s $10.3 million. Operating margins for 2003 were 12% compared with 10.6% for 2002. Improvements in operating margins were the result of improved productivity and cost-containment initiatives.

2002 compared with 2001
Earnings from operations during 2002 were $81.6 million, a reduction of 25% from the $108.4 million in 2001. Gross margins increased from 20.4% in 2001 to 22.2% in 2002. Changes in the product mix in the supply-chain management segment contributed 0.7 percentage points of this increase. The balance of the increase in gross margin for the Corporation was the result of improved operating efficiencies and aggressive cost-control measures in all segments. Both the supply-chain management and healthcare segments had improved earnings from operations in 2002 compared with 2001, while the print segment earnings were below 2001 levels.

Print segment earnings from operations for 2002 were $72 million, 23% lower than the prior year’s $93.8 million. Operating margins for the print segment were 7.4% for 2002 compared with 9.3% in 2001. The reductions in earnings and operating margins were primarily the result of a $16 million non-cash asset impairment charge recorded in the fourth quarter of 2002, with the remaining decrease due to increased pricing pressures.

Earnings from operations for the supply-chain management segment increased to $27.8 million in 2002 compared with $24.7 million in 2001 and operating margins increased to 9.5% compared with 7.1% in the prior year. This improvement in operating margin was primarily due to a higher proportion of value-added content in the product mix, aggressive cost control measures, cessation of contractual royalty payments, and elimination of an under-performing facility.

Healthcare earnings from operations for 2002 were $10.3 million compared with the prior year’s $9.5 million. Operating margins for 2002 were 10.6% compared with 9.3% for 2001. The 2002 operating margins were positively impacted by improved productivity and cost-containment initiatives.

Special Charges

During 2003, the Corporation announced and completed a restructuring involving its consumer catalog business and a realignment of operating activities within its printing and supply-chain management segment. Charges incurred in the restructuring totaled $17.0 million. The objective of the plan was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. The components of the restructuring expenses were as follows: employees’ severance and benefits, $9.3 million; facility costs, including lease terminations, $2.8 million; and reduction in the carrying value of impaired assets and other, $4.9 million. Approximately $12.0 million of the restructuring charges related to the print segment and the remaining $5.0 million related to the supply-chain management segment.

During 2003, the Corporation settled a lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

The Corporation recorded a non-cash impairment charge of $26.8 million during the fourth quarter of 2002. The impairment charge included a $9.8 million reduction in the carrying value of the Corporation’s digital content management software product, based on an analysis of future cash flow projections for the product. The charge also included a $7.4 million impairment of an investment in a Mexican joint venture; a reduction of $2.2 million of goodwill associated with a past acquisition; a $3.9 million reduction in the carrying value of assets held-for-sale in the print segment; and updated assessments of other long-lived assets.

Write-off of Investment

During 2000, the Corporation acquired a minority equity interest of approximately 13% in Xyan.com Inc. (“Xyan.com”), a start-up Internet-enabled digital document solutions provider. In March 2001, Xyan.com filed for bankruptcy under Chapter 11 as a result of the inability to obtain additional financing for its continued operation, coupled with unfavorable operating results due to the economic downturn in its market. In response to Xyan.com’s filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan.com. This write-off resulted in a non-operating charge of $12.5 million in 2001.

Interest Expense and Other Expense

Interest expense of $8.4 million in 2003 was $2.9 million lower than the prior-year interest expense of $11.3 million. Interest expense has continued to decline as the Corporation makes its scheduled long-term debt payments. In addition, the Corporation capitalized approximately $800,000 of interest in connection with major ongoing capital projects, compared with approximately $170,000 in 2002.

Interest expense decreased from $13.7 million in 2001 to $11.3 million in 2002. This decrease was due to reduced interest on short-term debt, as all short-term borrowing was eliminated in 2001, and lower long-term debt levels.

Other income for 2003 was approximately $300,000 lower than 2002 due to reduced interest income earned as a result of lower interest rates on invested cash. Other income for 2002 was approximately $1.5 million higher than the prior year due to increased invested cash balances, the elimination of goodwill amortization expense and other miscellaneous income.

Provision for Income Taxes

Effective income tax rates were 37.4%, 39.0% and 39.2% in 2003, 2002 and 2001, respectively. The continuing reductions in the effective tax rates were due to a greater mix of earnings generated by the supply-chain management segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

Net Earnings

The Corporation’s net earnings were $46.6 million for 2003, 6% higher than the $43.8 million in 2002. Diluted earnings per share were $1.81 in 2003 compared with $1.71 the prior year. The increase in net earnings reflects the increased profitability of the supply-chain management and healthcare segments, and lower special charges compared with the prior year. These improvements were partially offset by reduced earnings in the print segment. The Corporation’s net earnings were $43.8 million for 2002, 12% lower than the $50.0 million in 2001. Diluted earnings per share were $1.71 in 2002 compared with $2.01in the prior year. This decrease was primarily the result of the asset impairment charge recorded in the fourth quarter of 2002.

Liquidity and Capital Resources

On January 3, 2004, the Corporation had cash and cash equivalents of $181 million. Management believes the Corporation’s liquidity continues to be strong and the current level of leverage will allow the Corporation to finance, at attractive borrowing rates, its capital expenditures and any other investment opportunities that may arise in the foreseeable future.

The Corporation has historically met its long-term debt financing needs by periodically issuing unsecured promissory notes to institutional investors on a private placement basis. The Corporation did not incur any long-term borrowings in 2003 or 2002. Of the $111.8 million of total debt at the end of 2003, $24.1 million matures in 2004 with the remaining balance maturing at varying intervals through 2015. The Corporation has historically raised short-term funds by selling commercial paper. Such borrowings are supported by a credit facility with three banks which provide a total borrowing capacity of $105 million. Due to the Corporation’s strong cash position, there were no short-term borrowings during 2003 or 2002 under this facility.

During 2003, working capital increased by approximately $25 million. This increase was primarily due to two factors — higher cash generated from operations and strong revenue in the supply-chain management segment during fourth quarter of 2003, which increased accounts receivable. Revenues in the supply-chain management segment increased by 31% in the fourth quarter of 2003 over the fourth quarter of 2002, resulting in an additional $30 million in accounts receivable in this segment. This contributed to increases in receivables of approximately 10% over the prior year. The Corporation also recorded increases in inventories and accounts payable in each of the three major segments based on strong volume in the fourth quarter of 2003.

During 2003, no shares of the Corporation’s common stock were repurchased. During 2002, the Corporation repurchased 112,000 shares of its common stock at an aggregate price of $3.4 million. The share repurchase program, authorized by the Corporation’s Board of Directors during 1998 and expanded during 1999, has approximately $80 million in authority remaining for future share repurchases. The Corporation may continue its repurchase of shares in the future pursuant to this authorization if market conditions warrant. Any future stock repurchases are expected to be funded by a combination of existing cash, cash provided from operations and short-term borrowings.

The Corporation’s capital expenditures were $71 million in 2003 compared with $31 million in 2002. The Corporation is committed to maintaining modern, efficient plants and to providing customers with enhanced supply-chain management services, and new printing and digital imaging technologies. Expenditures in 2003 were closer to historical spending levels than the unusually low expenditures in 2002. Preliminary plans for 2004 are for capital expenditures projected in the range of $80 million to $100 million. Capital expenditures are expected to be funded by existing cash, cash provided from operations and short-term borrowings.

At January 3, 2004, the Corporation had the following contractual obligations. These obligations are discussed in more detail in Notes 5 and 9 to the Consolidated Financial Statements. The Corporation has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt, including
capital lease obligations	$111,834	$24,122	$37,020	$23,384	$27,308

Interest on Long-Term Debt	25,234	7,167	9,144	5,401	3,522

Operating Lease Obligations	93,518	21,332	32,550	19,725	19,911

Total Contractual Cash	$230,586	$52,621	$78,714	$48,510	$50,741
Obligations

Litigation

In the ordinary course of its business, the Corporation is involved in litigation matters. Based on the Corporation’s assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

Outlook

Expectations on a consolidated basis for the full-year 2004 are for growth in sales, with a growth rate in the low- to mid-single digits. Expectations are for growth in net earnings, with a growth rate in the high-30-percent to mid-40-percent range. This rate increase would be primarily the result of 2004 earnings not being reduced by special charges similar to the $21.6 million incurred in 2003. No special charges are expected to be incurred in 2004.

Critical Accounting Policies

The Corporation’s accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Corporation’s consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment, and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits, obligations for lease terminations, income taxes and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. Revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenues from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. In connection with the adoption of SFAS No. 142, the Corporation completed the transitional goodwill impairment test and based on this analysis, the Corporation concluded that no impairment existed at the time of adoption and, accordingly, the Corporation did not recognize any transitional impairment loss.

The Corporation completed the annual impairment tests in the fourth quarter of each of 2003 and 2002. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed at the time of the annual impairment test in 2003. During 2002, the Corporation determined that goodwill for one of its reporting units was impaired and, accordingly, the Corporation recognized a goodwill impairment charge in the fourth quarter of 2002 of $2.2 million.

•	Retirement benefits. The Corporation has significant pension and post-retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post-retirement expense recognized in future periods. The Corporation recognized pension and post-retirement benefit expense of $7.2 million, $3.5 million and $4.1 million in 2003, 2002 and 2001, respectively.

As of January 3, 2004, the Corporation’s pension plans had benefit obligations of $158.4 million compared with plan assets of $128.9 million. The Corporation elected to contribute approximately $9.9 million to the qualified pension plan in 2003 to maintain the funded status of the plan at a level comparable to recent years.

Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which was adopted by the Corporation on December 15, 2003. Effective January 3, 2004, the Corporation made the disclosures required under SFAS No. 132.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of fiscal year 2004. The Corporation is not party to any VIE arrangements.

The Corporation has applied the provisions of SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, to the restructuring completed in 2003 described in Note 11 to the Consolidated Financial Statements.

Risk Management

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. On January 3, 2004, the Corporation had no outstanding borrowings under its lines of credit with banks and minimal floating rate long-term debt. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is immaterial. Disclosure relating to the fair value of long-term debt is included in Note 1 to the Consolidated Financial Statements.

Portions of potential market risk associated with changes in foreign exchange rates are considered in contractual arrangements with customers. The Corporation also manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate a portion of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Corporation’s overall foreign currency exchange rate exposure on January 3, 2004, a 10% change in foreign currency exchange rates would not have had a material effect on the Corporation’s financial position, net earnings or cash flows.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis as well as other portions of this Annual Report to Shareholders includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date of the printing of this Annual Report to Shareholders, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 7A  Quantitative and Qualitative Discussion about Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. On January 3, 2004, the Corporation had no outstanding borrowings under its lines of credit with banks and minimal floating rate long-term debt. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is immaterial. Disclosure relating to the fair value of long-term debt is included in Note 1 to the Consolidated Financial Statements.

Portions of potential market risk associated with changes in foreign exchange rates are considered in contractual arrangements with customers. The Corporation also manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate a portion of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Corporation’s overall foreign currency exchange rate exposure on January 3, 2004, a 10% change in foreign currency exchange rates would not have had a material effect on the Corporation’s financial position, net earnings or cash flows.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

January 3, 2004, and December 28, 2002

Dollars in thousands	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$181,112	$154,836
Receivables, less reserves of $6,257 and $6,582, respectively	234,219	212,988
Inventories	75,150	69,388
Prepaid expenses	17,200	5,731
Deferred income taxes	15,485	17,207
	523,166	460,150
Plant and Equipment:
Land	8,905	8,905
Buildings and improvements	152,546	146,503
Machinery and equipment	791,024	758,156
	952,475	913,564
Less accumulated depreciation	666,128	635,593
	286,347	277,971
Other assets	10,675	4,403
Goodwill	65,835	62,740
Total Assets	$886,023	$805,264
Liabilities and Shareholders’ Investment
Current Liabilities:
Accounts payable	$132,841	$102,635
Accrued salaries and wages	38,987	36,258
Other accrued liabilities	27,901	27,512
Current maturities of long-term debt	24,122	19,377
	223,851	185,782
Non-current Liabilities:
Long-term debt	87,712	111,489
Deferred income taxes	14,793	13,679
Other non-current liabilities	46,238	41,201
	148,743	166,369
Commitments and Contingencies (Notes 6 and 9)
Shareholders’ Investment:
Preferred stock	--	--
Common stock – 29,048,188 and 28,503,446 shares issued, respectively	2,905	2,850
Amount in excess of par value of stock	34,578	20,003
Accumulated other comprehensive income (loss)	14,037	(2,126)
Treasury stock, at cost – 3,256,400 shares in both years	(70,175)	(70,175)
Retained earnings	532,084	502,561
Total Shareholders’ Investment	513,429	453,113
Total Liabilities and Shareholders’ Investment	$886,023	$805,264

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Earnings

For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001

Dollars in thousands (except earnings per share)	2003	2002	2001
Net sales	$1,418,497	$1,366,457	$1,457,935
Cost of goods sold	1,113,113	1,062,968	1,159,822
Gross Earnings	305,384	303,489	298,113
Selling and administrative expenses	202,216	195,046	189,704
Restructuring charge	16,952	--	--
Litigation settlement	4,602	--	--
Asset impairment charge	--	26,800	--
Earnings from Operations	81,614	81,643	108,409
Interest expense	(8,420)	(11,343)	(13,720)
Write-off of investment	--	--	(12,500)
Other income, net	1,220	1,501	8
Earnings Before Income Taxes	74,414	71,801	82,197
Provision for income taxes	27,800	28,002	32,200
Net Earnings	$46,614	$43,799	$49,997
Basic Earnings Per Share of Common Stock	$1.83	$1.74	$2.03
Diluted Earnings per Share of Common Stock	$1.81	$1.71	$2.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001

Dollars in thousands	2003	2002	2001
Cash Flows from Operating Activities
Net earnings	$46,614	$43,799	$49,997
Adjustments to reconcile net earnings to cash provided by
operating activities, net of acquisitions:
Depreciation and amortization	63,848	78,430	75,378
Deferred income taxes	4,804	(8,450)	(3,114)
Tax benefit from the exercise of stock options	3,247	3,214	--
Non-cash restructuring charges	1,067	--	--
Asset impairment charge	--	26,800	--
Write-off of investment	--	--	12,500
Change in assets and liabilities, net of effects of
acquisitions:
Decrease (increase) in receivables	(11,773)	2,517	33,170
Decrease (increase) in inventories	(3,963)	1,691	37,030
Decrease (increase) in prepaid expenses	(9,928)	(833)	738
Increase in other non-current assets	(6,272)	(3,146)	(2,374)
(Decrease) increase in accounts payable
and accrued liabilities	17,778	3,541	(26,116)
Other, net	5,037	(5,492)	1,434
Cash provided by operating activities	110,459	142,071	178,643
Cash Flows from Investing Activities
Capital expenditures	(70,677)	(30,785)	(50,169)
Proceeds from sale of plant and equipment	120	4,685	1,771
Business acquisition	(2,379)	--	--
Additions to long-term investments	--	(1,331)	(2,574)
Cash used for investing activities	(72,936)	(27,431)	(50,972)
Cash Flows from Financing Activities
Short-term debt payments, net	--	--	(46,863)
Payments on long-term debt, net	(19,032)	(26,030)	(30,811)
Proceeds from exercise of stock options, net	11,383	13,487	3,339
Dividends paid	(16,745)	(16,079)	(15,020)
Repurchase of common stock	--	(3,361)	--
Cash used for ?nancing activities	(24,394)	(31,983)	(89,355)
Effect of exchange rate changes on cash and cash equivalents	13,147	6,203	--
Net increase in cash and cash equivalents	26,276	88,860	38,316
Cash and cash equivalents at beginning of year	154,836	65,976	27,660
Cash and cash equivalents at end of year	$181,112	$154,836	$65,976
Cash payments for:
Interest, net of amount capitalized	$8,629	$11,492	$13,392
Income taxes	24,743	31,180	25,905

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001

	Common Stock
Dollars in thousands	Shares Issued	Par Value	Amount in Excess of Par Value of Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance, December 30, 2000	27,711,028	$2,771	$43	$(8,964)	$(66,814)	$443,876	$370,912
Net earnings						49,997	49,997
Cumulative foreign				(1,950)			(1,950)
currency translation
adjustments
Comprehensive income							48,047
Cash dividends						(15,020)	(15,020)
declared ($.61 per
share)
Stock options	163,235	16	3,323				3,339
exercised, net of
shares tendered
Balance, December 29, 2001	27,874,263	2,787	3,366	(10,914)	(66,814)	478,853	407,278
Net earnings						43,799	43,799
Cumulative foreign				8,788			8,788
currency translation
adjustments
Comprehensive income							52,587
Cash dividends						(20,091)	(20,091)
declared ($.64 per
share)
Stock options	628,742	63	16,624				16,687
exercised, net of
shares tendered
Treasury stock					(3,361)		(3,361)
purchases
Other	441	--	13				13
Balance, December 28, 2002	28,503,446	2,850	20,003	(2,126)	(70,175)	502,561	453,113
Net earnings						46,614	46,614
Cumulative foreign				16,163			16,163
currency translation
adjustments
Comprehensive income							62,777
Cash dividends						(17,091)	(17,091)
declared ($.67 per
share)
Stock options	544,047	54	14,554				14,608
exercised, net of
shares tendered
Other	695	1	21				22
Balance, January 3, 2004	29,048,188	$2,905	$34,578	$14,037	$(70,175)	$532,084	$513,429

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001

1 SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by Banta Corporation (the “Corporation”) in maintaining financial records and preparing financial statements are:

BUSINESS

The Corporation operates in three business segments, print, supply-chain management and healthcare. The Corporation’s print segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management businesses provide a wide range of outsourcing capabilities, primarily to the world’s largest technology companies. Services range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation’s healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals. Customers, who are primarily located throughout the United States and Europe, are granted credit on an unsecured basis. The Corporation maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable and, to date, such losses have been within management’s expectations. No single customer accounted for more than 10% of consolidated sales during 2003, 2002, or 2001.

YEAR-END

The Corporation reports its results of operations on a 52/53 week year ending on the Saturday closest to December 31. Operations included 53 weeks in 2003 and 52 weeks in 2002 and 2001.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the supply-chain management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. Revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenues from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

The Corporation records all shipping and handling fees billed to customers as revenue, and related costs as cost of goods sold, when incurred, in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.”

FOREIGN CURRENCY TRANSLATION

For all subsidiaries outside the United States, with the exception of operations in Mexico, the Corporation uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ investment. Operations in Mexico use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings.

CASH AND CASH EQUIVALENTS

The Corporation considers all highly liquid investments, with maturities of less than 90 days at the date of purchase, to be cash equivalents. The cost of these investments, which are considered as “available for sale” for financial reporting purposes, approximates fair value at January 3, 2004, and December 28, 2002. There were no realized gains or losses on these investments during 2003, 2002 and 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of January 3, 2004, and December 28, 2002, due to the short maturities of these instruments. Based on the borrowing rates currently available to the Corporation for loans with similar terms and average maturities, the fair value of long-term debt as of January 3, 2004, and December 28, 2002, including current maturities, was estimated to be $124,462,000 and $153,769,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Inventories include material, labor and manufacturing overhead. Inventories at January 3, 2004, and December 28, 2002, were as follows:

Dollars in thousands	2003	2002

Raw materials and supplies	$33,134	$30,477

Work-in-process and finished goods	42,016	38,911

Net inventories	$75,150	$69,388

PLANT AND EQUIPMENT

Plant and equipment are stated at cost and depreciated over the estimated useful life of the assets. Depreciation is computed using the straight-line method for financial reporting purposes. Accelerated depreciation methods are used for income tax reporting purposes. Leasehold improvements are amortized over the term of the leases on a straight-line basis. The range of useful lives for financial reporting is 15 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

CAPITALIZED INTEREST

The Corporation capitalizes interest on major building and equipment installations and depreciates the amount capitalized over the lives of the related assets. Total interest incurred was $9,218,000 in 2003, $11,509,000 in 2002, and $15,386,000 in 2001 of which $798,000, $166,000, and $1,666,000 was capitalized in 2003, 2002 and 2001, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Corporation capitalizes costs incurred to develop or obtain software for internal use based on guidance provided by the Accounting Standards Executive Committee SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Qualifying costs incurred during the application development stage are capitalized, and such costs are depreciated over the estimated useful life of the software when it is placed into service.

The Corporation capitalizes costs incurred to develop software products for sale to third parties based on guidance provided by Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and as such, capitalizes such costs upon determination that technological feasibility has been established for that product. Costs incurred prior to the establishment of technological feasibility are charged to expense. When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis over the estimated useful life of the software. There were no costs related to developing software products for sale to third parties capitalized at January 3, 2004. At December 28, 2002, the Corporation determined that its capitalized software costs related to the digital content management product were not realizable based on the projected undiscounted cash flows of the related product. Accordingly, the unamortized balance at December 28, 2002, of $9,843,000 was written-off and is included in the asset impairment charge described in Note 12.

GOODWILL

The Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis.  In connection with the adoption of SFAS No. 142, the Corporation completed the transitional goodwill impairment test and based on this analysis, the Corporation concluded that no impairment existed at the time of adoption and, accordingly, the Corporation did not recognize any transitional impairment loss.

The Corporation completed the annual impairment tests in the fourth quarter of each of 2003 and 2002. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed as the time of the annual impairment test in 2003. During 2002, the Corporation determined that goodwill for one of its reporting units was impaired and, accordingly, the Corporation recognized a goodwill impairment charge in the fourth quarter of 2002 of $2,241,000.

ENVIRONMENTAL COSTS

The Corporation accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value. The accruals, which are subject to management judgment, are adjusted as facts and circumstances change.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares, which relate entirely to the assumed exercise of stock options. Weighted average common shares for computation of basic earnings per share were 25,499,789; 25,227,990; and 24,659,129, in 2003, 2002 and 2001, respectively. Weighted average common and common equivalent shares for computation of diluted earnings per share were 25,742,979; 25,565,826; and 24,857,239, in 2003, 2002 and 2001, respectively.

The shares outstanding used to compute diluted earnings per share for 2003, 2002 and 2001 excluded outstanding options to purchase 524,584, 196,000 and 268,883 shares of common stock, respectively, with weighted-average exercise prices of $35.08, $35.20 and $26.64, respectively. These options were excluded because their exercise prices were greater than the average market price of the common shares and their inclusion in the computation would have been antidilutive.

STOCK-BASED COMPENSATION

The Corporation has two stock-based employee compensation plans (see Note 8). SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its equity incentive plans. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Corporation’s pro forma net earnings and earnings per share would have been as follows:

Dollars in thousands, except per share amounts	2003	2002	2001

Net earnings:
As reported	$ 46,614	$ 43,799	$ 49,997
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of tax	3,152	2,811	2,306
Pro forma	$ 43,462	$ 40,988	$ 47,691

Earnings per share:
As reported:
Basic	$ 1.83	$ 1.74	$ 2.03
Diluted	1.81	1.71	2.01
Pro forma:
Basic	$ 1.70	$ 1.62	$ 1.93
Diluted	1.69	1.60	1.92

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.4%, 3.6%, and 5.2%; expected dividend yields of 1.8%, 1.8%, and 2.3%; expected option lives of 5.7, 6.0, and 6.0 years; and expected volatility of 26%, 26%, and 35%. Based on these assumptions, the weighted average fair value per option at the date of grant in 2003, 2002 and 2001 was $9.51, $9.17, and $6.77, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred and amounted to $851,000 and $919,000 in 2003 and 2002, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation enters into foreign currency forward exchange contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. Those contracts are adjusted to fair value at each balance sheet date with the gain or loss reflected in operations. For each of the three years presented, the gain or loss recognized on these contracts was not material.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which was adopted by the Corporation on December 15, 2003. Effective January 3, 2004, the Corporation made the disclosures required under SFAS No. 132.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of fiscal year 2004. The Corporation is not party to any VIE arrangements.

The Corporation has applied the provisions of SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, to the restructuring completed in 2003 described in Note 11.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2 ACQUISITIONS AND INVESTMENTS

On February 24, 2003, the Corporation acquired Qualipak Incorporated (“Qualipak”) for $2,379,000 in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2,000,000, which has been recorded as goodwill. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date. The purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$ 115

Net property plant and equipment	396

Goodwill	2,000

Current liabilities	(132)

Total purchase price	$ 2,379

The purchase agreement relating to this acquisition includes a provision for an additional contingent payment based on incremental qualified sales, as defined, for calendar 2004. Should this payment be made, the Corporation would record a corresponding increase to goodwill.

During 2000, the Corporation acquired a minority equity interest of approximately 13% in Xyan.com Inc. (Xyan.com), a start-up Internet-enabled digital document solutions provider. In March 2001, Xyan.com filed for bankruptcy under Chapter 11 as a result of the inability to obtain additional financing for its continued operation, coupled with unfavorable operating results due to the economic downturn in its market. In response to Xyan.com’s filing for bankruptcy, the Corporation wrote-off the cost of its minority interest in Xyan.com. This write-off resulted in a non-operating charge of $12,500,000 in 2001.

3 GOODWILL

Changes in the carrying amount of goodwill by segment during the years ended January 3, 2004, and December 28, 2002 consist of the following (dollars in thousands):

	Printing	Supply-Chain Management	Healthcare	Total
Balance at December 29, 2001	$ 37,743	$ 4,444	$21,614	$63,801
Translation adjustments for		1,180		1,180
goodwill denominated in foreign
currencies
Impairment charge (see Note 1)	(2,241)			(2,241)

Balance at December 28, 2002	35,502	5,624	21,614	62,740
Translation adjustments for		1,095		1,095
goodwill denominated in foreign
currencies
Acquistion of Qualipak (see Note 2)	2,000			2,000

Balance at January 3, 2004	$ 37,502	$ 6,719	$21,614	$65,835

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the year ended December 29, 2001, if SFAS No. 142 had been adopted on December 31, 2000 (dollars in thousands, except per share amounts):

	Reported amounts	Goodwill amortization, after tax	Proforma
Net earnings	$ 49,997	$ 1,827	$ 51,824
Basic earnings per share	$ 2.03	$ .07	$ 2.10
Diluted earnings per share	$ 2.01	$ .07	$ 2.08

4 SHORT-TERM DEBT

The Corporation generally obtains short-term financing through the issuance of commercial paper and borrowing against lines of credit with banks. At January 3, 2004, the Corporation had short-term credit facilities totaling $108 million. Of this total, $105 million represents credit facilities made available by three banks, which can be used to support both commercial paper and unsecured borrowings. The remaining $3 million is secured credit facilities denominated in Euros and Pounds Sterling, which can be used to finance the Corporation’s European operations. As of and during each of the years ending January 3, 2004, and December 28, 2002, the Corporation had no short-term borrowings outstanding.

5 LONG-TERM DEBT

Long-term debt consists of the following:

Dollars in thousands	Maturities	2003	2002

Promissory Notes:

8.05	2004-2005	$ 25,000	$ 37,500

6.81	2004-2010	35,000	35,000

7.98	2004-2010	15,476	17,857

7.62	2004-2009	13,095	15,476

7.38	2005-2015	15,000	15,000

9.53	2004-2005	3,636	5,455

Capital Lease Obligations at 8.75%	2004-2007	585	710

Industrial Revenue Bonds:

Floating interest rate,
approximating 80% of the prime rate	2015	3,000	3,000

Other notes, fixed and variable rates of interest, 4.0%	2004-2007	1,042	868
to 9.4%

		111,834	130,866

Less current maturities		(24,122)	(19,377)

Long-term debt		$ 87,712	$ 111,489

Maturities of long-term debt during the next five years are: 2004, $24,122,000; 2005, $25,731,000; 2006, $11,289,000; 2007, $12,258,000; and 2008, $11,126,000.

The Promissory Notes contain various operating and financial covenants. The more restrictive of these covenants require that working capital be maintained at a minimum of $40,000,000, current assets be 150% of current liabilities and consolidated tangible net worth be not less than $125,000,000. Funded debt of up to 50% of the sum of consolidated tangible net worth and consolidated funded debt may be incurred without prior consent of the note holders. The Corporation may incur short-term debt of up to 25% of consolidated tangible net worth at any time and is required to be free of all such obligations in excess of 12.5% of consolidated tangible net worth for 60 consecutive days each year. The agreements also contain limitations on leases and certain types of liens. The Corporation was in compliance with all debt covenants at January 3, 2004.

One of the Promissory Notes restricts the payment of dividends. As of January 3, 2004, $114,263,000 of retained earnings was available for the payment of dividends under the most restrictive of such covenants.

6 CONTINGENCIES

On June 26, 2003, the Corporation settled a lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4,602,000 in the second quarter of 2003 in connection with the settlement.

In the ordinary course of its business, the Corporation is also involved in other litigation matters. Based on the Corporation’s assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

7 CAPITAL STOCK

The Corporation’s authorized capital consists of 300,000 shares of preferred stock ($10 par value) and 75 million shares of common stock ($.10 par value).

The Board of Directors authorized a program for the repurchase by the Corporation of up to $210 million of its common stock. Through January 3, 2004, the Corporation, pursuant to this authorization, had purchased 5,519,400 shares of its common stock at an aggregate cost of $129,517,000. Prior to the second quarter of 1999, all of the repurchased shares were canceled. Beginning April 4, 1999, the Corporation’s repurchases of outstanding common stock have been recorded as treasury stock. No shares were repurchased during 2003. At January 3, 2004, the Corporation held 3,256,400 shares of its common stock in treasury. These shares may be reissued pursuant to the Corporation’s equity incentive plans or for other purposes.

Pursuant to the Corporation’s Shareholder Rights Plan, which was adopted on November 5, 2001, one common stock purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Corporation’s common stock at a price of $140 per share (equivalent to $70 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for 15% or more of the common stock. Upon the occurrence of certain events, including a person or group acquiring 15% or more of the Corporation’s common stock, each right will entitle the holder to purchase, at the right’s then current exercise price, common stock of the Corporation or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice such exercise price. The rights may be redeemed by the Corporation at a price of $.001 per right at any time prior to the rights becoming exercisable or prior to their expiration in November 2011, subject to amendment.

8 STOCK OPTIONS

At January 3, 2004, the Corporation had options outstanding or available for grant under two stock option plans – the Equity Incentive Plan and the 1991 Stock Option Plan. The Equity Incentive Plan provides for the issuance of non-qualified and incentive stock options to officers and key employees at prices not less than the fair market value of the common stock on the date of the grant. Options granted under the 1991 Plan may be exercised up to five years after the date of grant. Options granted under the Equity Incentive Plan may be exercised up to ten years from the date of grant. The plans include provisions that authorize options to be granted to non-employee Directors. At January 3, 2004, 821,632 shares of the Corporation’s common stock were reserved for future stock option grants.

The following table summarizes activity under the stock option plans:

	Options	Price Range	Weighted Average Price

Outstanding at December 30, 2000	2,384,868	$18 - $31	$ 23
Granted	775,500	$26 - $28	$ 28
Exercised	(278,523)	$18 - $28	$ 23
Canceled or expired	(75,668)	$18 - $31	$ 24

Outstanding at December 29, 2001	2,806,177	$18 - $31	$ 25
Granted	755,500	$29 - $37	$ 35
Exercised	(744,776)	$18 - $28	$ 23
Canceled or expired	(81,666)	$18 - $31	$ 26

Outstanding at December 28, 2002	2,735,235	$18 - $37	$ 28
Granted	779,500	$27 - $38	$ 37
Exercised	(680,921)	$18 - $36	$ 24
Canceled or expired	(97,167)	$18 - $35	$ 31

Outstanding at January 3, 2004	2,736,647	$18 - $38	$ 31

The following table summarizes weighted average information by range of exercise prices for stock options outstanding and exercisable at January 3, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at January 3, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 3, 2004	Weighted Average Exercise Price
$18-$27	742,683	5.5 years	$ 24	716,349	$ 24
$28-$34	641,467	7.5 years	$ 29	395,797	$ 29
$35-$38	1,352,497	8.9 years	$ 37	216,036	$ 35

$18-$38	2,736,647	7.7 years	$ 31	1,328,182	$ 27

The options outstanding but not exercisable at January 3, 2004, become exercisable at various times through 2006 in accordance with the vesting schedules of the plans.

During 2003, 2002 and 2001, 136,874, 116,034, and 115,288 shares, respectively, were submitted to the Corporation in partial payment for stock option exercises and to offset income tax liabilities. The Corporation canceled these shares.

The Corporation’s only equity compensation plan not approved by security holders is the Banta Corporation Director Stock Grant Plan, which was terminated in December 2003. Under that plan each of the Corporation’s non-employee directors was eligible for shares of common stock with a market value equal to 50% of the then current annual retainer fee payable to the Corporation’s directors. In lieu of receiving shares of common stock under the Director Stock Grant Plan, non-employee directors were allowed to defer such award pursuant to the terms of the Corporation’s deferred compensation plan for its directors.

9 OPERATING LEASES

The Corporation leases certain manufacturing facilities, warehouses, office space, office equipment, automobiles and trucks. Annual rentals amounted to $24,512,000, $22,824,000 and $22,339,000 in 2003, 2002 and 2001, respectively. Minimum rental commitments for the years 2004 through 2008 aggregate $19,052,000, $16,115,000, $12,527,000, $10,227,000 and $8,199,000, respectively, and $19,911,000, thereafter.

As the result of business decisions in prior years, the Corporation is obligated for lease payments for three facilities that are no longer in use. The costs of future lease obligations including real estate taxes, less expected sub-lease income, have been included in the consolidated balance sheets and total $6,399,000 and $8,937,000 at January 3, 2004 and December 28, 2002, respectively. Gross commitments for the years 2004 through 2007 aggregate $2,280,000, $2,206,000, $1,702,000, and $1,299,000, respectively.

10 EMPLOYEE BENEFIT PLANS

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all years presented are combined with the pension plans. The Corporation makes contributions to the qualified plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act (ERISA) of 1974.

The Corporation and its subsidiaries also provide non-contractual limited healthcare benefits for certain retired employees. The program provides for defined initial contributions by the Corporation toward the cost of postretirement healthcare coverage. The balance of the cost is borne by the retirees. The program provides that increases in the Corporation’s contribution toward coverage will not exceed 4% per year. Due to the terms of the Corporation’s postretirement healthcare program, assumed healthcare cost rate trends do not materially affect the Corporation’s costs.

In accordance with the provisions of FASB Staff Position 106-1, the Corporation elected to defer accounting for the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) pending guidance to be issued by the FASB during 2004. The impact of the Act on postretirement medical obligations for the Corporation has not yet been determined, but based on the plan provisions that limit the Corporation’s contribution each year, the impact is not expected to be material.

The expected long-term rate of return on assets assumption was chosen from the range of likely results of compound average annual returns over a 10-year time horizon based on the plan’s current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash market returns during the period 1926 through 2003. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on the analysis, the expected long-term return assumption for the plan will remain at 9.0%.

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans, were as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost-benefits	$ 8,182	$ 6,437	$ 6,042	$ 654	$ 650	$1,141
earned during the year
Interest cost on	8,875	7,705	7,349	737	697	1,032
projected benefit
obligation
Expected return on	(11,754)	(10,972)	(10,814)	--	--	--
plan assets
Amortization of prior	217	267	448	--	26	26
service cost
Amortization of	--	(207)	(346)	208	255	255
transition obligation
(asset)
Amortization of net	235	(1,041)	(1,014)	(202)	(308)	--
loss (gain)

Net pension and	$ 5,755	$ 2,189	$ 1,665	$ 1,397	$ 1,320	$2,454
postretirement
benefits expense

Significant assumptions used by the Corporation’s actuary in determining net pension and postretirement benefits expense for the Corporation’s plans are presented below:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
for periodic
benefit cost

Rate of increase	4.0	4.0	4.0	--	--	--
in compensation

Long-term rate	9.0	9.0	9.5	--	--	--
of return on
plan assets

The following table presents a reconciliation of the funded status of the plans using an assumed discount rate of 6.25% at January 3, 2004, and 6.75% at December 28, 2002:

	Pension Benefits		Post Retirement Benefits
Dollars in thousands	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning	$128,180	$113,113	$11,618	$16,438
of year
Service cost	8,182	6,437	654	650
Interest cost	8,875	7,705	737	697
Actuarial loss (gain)	18,331	5,766	1,398	(5,572)
Participants' contributions	--	--	771	490
Plan amendments	--	(34)	(838)	--
Benefits paid	(5,136)	(4,807)	(1,210)	(1,085)

Benefit obligations at end of year	158,432	128,180	13,130	11,618

Change in plan assets:
Fair value of plan assets at	101,660	109,354	--	--
beginning of year
Actual return on plan assets	22,182	(14,850)	--	--
Employer contributions	10,170	11,963	439	595
Participants' contributions	--	--	771	490
Benefits paid	(5,136)	(4,807)	(1,210)	(1,085)

Fair value of plan assets at end of	128,876	101,660	--	--
year

Plan assets less than benefit obligation	29,557	26,520	13,130	11,618
Unrecognized net actuarial gain (loss)	(32,547)	(24,877)	3,666	5,266
Unrecognized prior service cost	(1,358)	(1,576)	--	(376)
Unrecognized transition obligation	--	--	(1,875)	(2,545)

Accrued (prepaid) pension cost	$(4,348)	$67	$14,921	$13,963

All of the Corporation’s pension plans, except the supplemental retirement plan, have assets in excess of the accumulated benefit obligation. The projected benefit obligation and accumulated benefit obligation for the supplemental retirement plan were $12,750,000 and $9,105,000 in 2003, respectively, and $11,063,000 and $7,605,000 in 2002, respectively.

The Corporation maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocations are as follows: equity securities 70% and debt securities 30%. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances. There are no plan assets invested in the common stock of the Corporation.

The Corporation’s pension plan weighted-average asset allocations for the qualified plans at January 3, 2004, and December 28, 2002, by asset category are as follows:

	Total Pension Benefits
Asset Category:	2003	2002

Equity securities	70%	59%

Debt securities	28%	30%

Other	2%	11%

Total	100%	100%

The Corporation expects to make no contributions to its qualified pension plans during 2004. A contribution of $669,000 is expected to be made as benefit payments to retired supplemental retirement plan participants. A contribution of $486,000 is expected to be made as benefits paid to retirees under the postretirement healthcare plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Dollars in thousands	Pension Benefits	Post Retirement Benefits
2004	$5,436	$486
2005	5,826	472
2006	6,149	480
2007	6,456	492
2008	6,898	505
2009-2013	41,124	2,213

Approximately 1,100 of the Corporation’s U.S. employees are covered by multi-employer union-sponsored, collectively bargained defined benefit pension plans. Pension expense includes $2,194,000, $2,453,000, and $2,406,000 in 2003, 2002 and 2001, respectively, attributable to the multi-employer plans. These costs are determined in accordance with the provisions of negotiated labor contracts.

The Corporation has established an Incentive Savings Plan (401k) for substantially all of its non-bargaining unit employees. Employee contributions are partially matched by the Corporation in accordance with criteria set forth in the plan. Matching contributions charged to earnings for 2003, 2002, and 2001 were $3,287,000, $3,023,000, and $2,779,000, respectively.

11  RESTRUCTURING

Effective January 1, 2003, the Corporation adopted SFAS No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date of the exit or disposal plan.

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management segment. The objective of the plan, which was implemented throughout 2003, was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs

The reconciliation of the beginning and ending restructuring liabilities included in the balance sheet for 2003 are as follows (dollars in thousands):

	Balance at December 28, 2002	Charges/ Additions	Payments/ Reductions	Balance at January 3, 2004
Employee severance and	$--	$9,329	$6,716	$2,613
benefits liabilities
Facility costs	--	2,755	--	2,755
Impaired assets and other
liabilities	--	4,868	3,975	893

Total	$-0-	$16,952	$10,691	$6,261

Approximately $12.0 million of the restructuring charges related to the print segment and the remaining $5.0 million of these charges related to the supply-chain management segment. The charges include $1.3 million of estimated costs to exit certain multi-employer, defined benefit pension plans. The remaining balance of $6,261,000 in accrued restructuring costs will be paid in future years based on contractual obligations. The restructuring activities were substantially completed in 2003, and the Corporation does not expect to record additional charges in 2004 related to these activities.

12  ASSET IMPAIRMENT CHARGE

In the fourth quarter of 2002, the Corporation recorded a non-cash asset impairment charge of $26.8 million. The impairment charge included a reduction in the asset carrying value of the Corporation’s digital content management software product of $9.8 million based on an analysis of future cash flow projections for the product. The charge also included a $7.4 million write-off of the investment in and advances to Banta G. Imagen S. de R. L. de C.V., a Mexican joint venture based in Queretaro, Mexico. The 50% equity interest was acquired in July of 1999 and disposed of in 2003. The remaining components of the impairment charge included a $3.9 million reduction in the carrying value of assets held for sale in the print sector, a $2.2 million goodwill impairment charge and updated assessments on other long-lived assets.

13 INCOME TAXES

The provision for income taxes consists of the following:

Dollars in thousands	2003	2002	2001

Current:
Federal	$14,519	$28,744	$26,853
State	4,096	4,390	5,226
Foreign	4,381	3,318	3,235
	22,996	36,452	35,314
Deferred	4,804	(8,450)	(3,114)

Provision for income taxes	$27,800	$28,002	$32,200

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(6.3)	(3.9)	(4.1)
State and local income taxes,
less applicable federal tax benefit	3.0	4.5	4.5
Other, net	5.7	3.4	3.8

Effective income tax rate	37.4%	39.0%	39.2%

Temporary differences that give rise to the deferred tax assets and liabilities at January 3, 2004, and December 28, 2002, are as follows:

Dollars in thousands	2003	2002

Net current deferred tax assets:
Vacation accrual	$3,776	$3,920
Other accrued liabilities	7,987	9,803
Reserve for uncollectible accounts	1,656	1,962
Other	2,066	1,522

Net current deferred tax assets	$15,485	$17,207

Net long-term deferred tax liabilities:
Accelerated depreciation	$(22,523)	$(23,522)
Deductible goodwill amortization	(2,986)	(2,160)
Accrued pension cost	(361)	714
Accrued postretirement benefit cost
	5,848	5,731
Deferred compensation	3,977	3,413
Other	1,252	2,145

Net long-term deferred tax liabilities	$(14,793)	$(13,679)

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At January 3, 2004, the undistributed earnings amounted to $87,590,000. In addition, no provision or benefit for U.S. income taxes have been made on foreign currency translation gains or losses.

The non-United States component of income before income taxes was $24,958,000, $17,571,000, and $20,996,000 in 2003, 2002 and 2001, respectively.

14  SEGMENT INFORMATION

The Corporation operates in three business segments, print, supply-chain management, and healthcare. The print segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers, including catalogs, publications, product brochures, literature management, educational materials and e-business services. The Corporation’s global supply-chain management businesses provide a wide range of outsourcing capabilities, primarily to the world’s largest technology companies. Services range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation’s healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals.

These operations are strategic business units that service different markets and offer different products and services. The accounting policies of the segments are the same as those described in Note 1 Significant Accounting Policies. The Corporation evaluates performance based on earnings from operations. Summarized segment data for 2003, 2002 and 2001 are as follows:

Dollars in thousands	2003	2002	2001

Net Sales
Printing	$959,287	$977,282	$1,009,047
Supply-chain management	358,839	292,582	345,865
Healthcare	100,371	96,593	103,023

Total	$1,418,497	$1,366,457	$1,457,935

Earnings from Operations
Printing	$54,711	$72,039	$93,778
Supply-chain management	35,828	27,754	24,683
Healthcare	12,075	10,254	9,549

Total[1]	$102,614	$110,047	$128,010

Total assets
Printing	$517,034	$501,553	$530,769
Supply-chain management	210,845	141,920	151,867
Healthcare	55,265	56,848	66,596

Total[1]	$783,144	$700,321	$749,232

Capital expenditures
Printing	$57,086	$20,625	$41,146
Supply-chain management	5,789	4,640	5,933
Healthcare	431	427	1,616

Total[1]	$63,306	$25,692	$48,695

Depreciation and Amortization
Printing	$50,841	$59,133	$59,447
Supply-chain management	8,190	14,066	9,732
Healthcare	3,295	3,725	4,749

Total[1]	$62,326	$76,924	$73,928

1 Difference between segment total and the total included in the consolidated financial statements is unallocated corporate headquarters amounts and $10.8 million in unallocated corporate headquarters asset impairment charges in 2002.

The following table presents a reconciliation of certain segment information to the totals contained in the consolidated financial statements:

Dollars in thousands	2003	2002	2001

Earnings before income taxes:
Reportable segment earnings	$102,614	$110,047	$128,010
Unallocated corporate expenses	(21,000)	(17,598)	(19,601)
Unallocated asset impairment charge	--	(10,806)	--
Interest expense	(8,420)	(11,343)	(13,720)
Write-off of investment	--	--	(12,500)
Other income (expense)	1,220	1,501	8

Earnings before income taxes	$74,414	$71,801	$82,197

Total assets:
Reportable segment assets	$783,144	$700,321	$749,232
Intergroup receivable elimination	(223)	(206)	(330)
Other unallocated amounts	103,102	105,149	39,144

Consolidated total assets	$886,023	$805,264	$788,046

Summarized geographic data for the Corporation’s operations for 2003, 2002 and 2001 are as follows (net sales are attributed to countries primarily based on location of operation):

Dollars in thousands	2003	2002	2001

Net sales:
United States	$1,146,900	$1,161,287	$1,244,783
Ireland	147,261	107,871	105,368
Other foreign countries	124,336	97,299	107,784

	$1,418,497	$1,366,457	$1,457,935

Assets:
United States	$680,892	$665,462	$678,322
Ireland	119,179	83,306	71,240
Other foreign countries	85,952	56,496	38,484

	$886,023	$805,264	$788,046

The following table presents Financial information by quarter for the years 2003 and 2002.

	Quarter Ended March		Quarter Ended June		Quarter Ended September		Quarter Ended December
Dollars in thousands (except per share data)	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$336,430	$332,773	$336,731	$333,457	$351,615	$352,076	$393,721	$348,151

Gross earnings	70,971	68,892	74,135	73,620	76,824	82,050	83,454	78,927

Net earnings	11,246	10,488	7,256	13,380	15,955	19,539	12,157	392

Basic earnings	.45	.42	.29	.53	.62	.77	.47	.02
per share

Diluted	.44	.41	.28	.52	.62	.76	.47	.02
earnings per
share

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

(a)	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
(b)	Internal Control Over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        The information under the captions “Election of Directors”, “Board of Directors — Committees” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004, when such proxy statement is filed with the Securities Exchange Commission, will be incorporated herein by reference in response to a portion of this Item. Reference is also made to the information under the heading “Executive Officers of the Corporation” included under Item 1 of Part I of this report.

        The Corporation has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer or controller. This Code is posted on the Corporation’s website at http:/banta.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code to any officers of the Corporation, then the Corporation will disclose the nature of such amendment or waiver on its website at the above address.

Item 11.  Executive Compensation

        The information under the captions “Board of Directors” and “Executive Compensation” (other than the information under the subheading “Committee Report on Executive Compensation”) to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the caption “Stock Ownership” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

        The following table provides information about the Corporation’s equity compensation plans (including individual compensation arrangements) as of January 3, 2004.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans
approved by security holders	2,736,647	$31.31	821,632
Equity compensation plans not
approved by security holders	--	--	--

Total	2,736,647	$31.31	821,632

(1)	Represents options to purchase the Corporation’s common stock granted under the Corporation’s 1991 Stock Option Plan and Equity Incentive Plan, as amended.
(2)	Includes 108,994 shares of the Corporation’s common stock available for issuance under the Corporation’s 1991 Stock Option Plan and 712,638 shares of the Corporation’s common stock available for issuance under the Corporation’s Equity Incentive Plan, as amended.

Item 13.  Certain Relationships and Related Transactions

        The information under the caption “Other Matters – Related Party Transaction” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services

        The information under the caption “Ratification of Ernst & Young LLP As Independent Auditors of the Company for 2004 — Independent Auditors’ Fees” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004, when such proxy statement is filed with the Securities and Exchange Commission, will be hereby incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	PAGE REFERENCE
		FORM 10-K
1.	Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	46
	Reports of Arthur Andersen LLP, Independent Public
	Accountants	47
	Consolidated Balance Sheets at
	January 3, 2004 and December 28, 2002	19
	For each of the three years in the period ended
	January 3, 2004:
	Consolidated Statements of Earnings	20
	Consolidated Statements of Cash Flows	21
	Consolidated Statements of
	Shareholders' Investment	22
	Notes to Consolidated Financial Statements	23-39
2.	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	48
	All other schedules have been omitted since the required information is included in the consolidated
	financial statements or notes thereto, or because the information is not required or applicable.
3.	Exhibits:
3.	(a) Articles of Incorporation, as amended (1)
	(b) Bylaws, as amended (2)
4.	(a) Note Purchase Agreement dated June 24, 1988 (3)
	(b) Promissory Note Agreement dated July 17, 1990 (4)
	(c) Rights Agreement dated November 5, 2001 (5)
	(d) Amendment to Rights Agreement dated September 30, 2002 (6)
	(e) Note Purchase and Private Shelf Agreement dated May 12, 1994 (7)
	(f) Amendment to Promissory Note Agreement dated July 17, 1990 (8)
	(g) Note Purchase and Medium-term Note Agreement Dated November 2, 1995 (9)
	(h) Credit Agreement dated March 10, 2000 (10)
	(i) Amendment to Purchase and Private Shelf Agreement dated May 12, 1994 (11)
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
	(b) Agreement with Ronald D. Kneezel (13)
	(c) Form of Agreement with Stephanie A. Streeter, Dennis J. Meyer, Frank W. Rudolph and Geoffrey J. Hibner (14)
	(d) Agreement with Donald D. Belcher (15)
	(e) 1985 Deferred Compensation Plan for Key Employees, as amended and restated (16)
	(f) 1988 Deferred Compensation Plan for Key Employees, as amended and restated (17)

(g) Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988
Deferred Compensation Plans for Key Employees (18)
(h) Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (19)
(i) Revised Form of Indemnity Agreements with Directors and Certain Officers (20)
(j) Executive Trust Agreement (21)
(k) Amendment to Executive Trust Agreement (22)
(l) 1991 Stock Option Plan, as amended (23)
(m) Description of Supplemental Long-term Disability Plan (24)
(n) Letter Agreement with Donald D. Belcher (25)
(o) Equity Incentive Plan, as amended (26)
(p) Agreement with Stephanie A. Streeter (27)
(q) Amendment to the Deferred Compensation Plans for Key Employees (28)
(r) Executive Deferred Compensation Plan "B" (29)
(s) Economic Profit Long-Term Incentive Compensation Plan, as amended and restated (30)
(t) Supplemental Retirement Plan for Donald D. Belcher (31)
(u) Short-Term Incentive Plan, as amended and restated
(v) Deferred Compensation Plan for Certain Directors, as amended and restated
(w) Agreement with Geoffrey J. Hibner
21.	List of Subsidiaries.
23.	Consent of Independent Auditors
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Written Statement of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Exhibits 10(a) through 10(t) are management contracts or compensatory plans or arrangements. All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(1)	Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

(2)	Exhibit No. 3.2 to Form 10-Q for the quarter ended September 27, 2003 is hereby incorporated herein by reference.

(3)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

(4)	Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

(5)	Exhibit No. 4.1 to the Form 8-A Registration Statement dated November 5, 2001 is hereby incorporated herein by reference.

(6)	Exhibit No. 4.1 to the Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated herein by reference.

(7)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

(8)	Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

(9)	Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.

(10)	Exhibit No. 4(a) to Form 10-Q for the quarter ended April 1, 2000 is hereby incorporated herein by reference.

(11)	Exhibit No. 4.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(12)	Exhibit No. 10 to Form 10-K for the year ended January 1, 1983 is hereby incorporated herein by reference.

(13)	Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(14)	Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(15)	Exhibit No. 10(f) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(16)	Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(17)	Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(18)	Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(19)	Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(20)	Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference .

(21)	Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(22)	Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

(23)	Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(24)	Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

(25)	Exhibit No. 10(a) to Form 10-Q for the quarter ended October 1, 1994 is hereby incorporated herein by reference.

(26)	Exhibit No. 10.1 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(27)	Exhibit No. 10(w) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(28)	Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(29)	Exhibit No. 10.2 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(30)	Exhibit No. 10(x) to Form 10-K for the year ended December 29, 2001 is hereby incorporated herein by reference.

(31)	Exhibit No. 10(x) to Form 10-K for the year ended December 28, 2002 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(b)	Reports on Form 8-K
The Corporation filed a Current Report on Form 8-K, dated October 28, 2003, furnishing under Item 12 the Corporation’s press release dated October 28, 2003, with respect to financial results for the three and nine month periods ended September 27, 2003 and earnings guidance for fiscal 2003.

(c)	The exhibits required to be filed are identified in Item 15(a)3. above.

Report of Ernst & Young LLP, Independent Auditors

To the Shareholders of Banta Corporation:

We have audited the accompanying consolidated balance sheets of Banta Corporation (the Corporation) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of earnings, shareholders’ investment and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Corporation for the fiscal year ended December 29, 2001 were audited by other auditors who have ceased operations and whose report dated January 28, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at January 3, 2004 and December 28, 2002, and the consolidated results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Corporation changed its method of accounting for goodwill effective December 30, 2001.

As discussed above, the financial statements of the Corporation for the fiscal year ended December 29, 2001 were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, which was adopted by the Corporation as of December 30, 2001. Our audit procedures with respect to the disclosures in Note 3 with respect to fiscal 2001 included (a) agreeing the previously reported net earnings to the previously issued financial statements and the adjustments to reported net earnings representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Corporation’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net earnings to reported net earnings, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 financial statements of the Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
January 26, 200

Note: These are copies of the audit reports previously incorporated by reference or issued by Arthur Andersen LLP (“Andersen”) in connection with the Banta Corporation Form 10-K filing for the fiscal year ended December 29, 2001. The inclusion of these previously issued Andersen reports is pursuant to the “Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S. Securities and Exchange Commission in March 2002. Note that these previously issued Andersen reports include references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 28, 2002 and December 29, 2001. These audit reports have not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Banta Corporation:

We have audited the accompanying consolidated balance sheets of Banta Corporation (a Wisconsin corporation) and subsidiaries as of December 29, 2001, and December 30, 2000, and the related consolidated statements of earnings, shareholders’ investment and cash flows for each of the fiscal years in the three-year period ended December 29, 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banta Corporation and subsidiaries as of December 29, 2001, and December 30, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Milwaukee, Wisconsin
January 28, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Banta Corporation annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) (2) is the responsibility of the Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Milwaukee, Wisconsin
January 28, 2002

BANTA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED January 3, 2004, December 28, 2002 and December 29, 2001

Reserve for Doubtful Receivables: (Dollars in thousands)

	Balance, Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance, End of Year
2003	$6,582	$2,444	$2,769	$6,257

2002	$7,084	$1,677	$2,179	$6,582

2001	$8,105	$3,644	$4,665	$7,084

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANTA CORPORATION
DATE: March 18, 2004	BY: /s/ Stephanie A. Streeter
Stephanie A. Streeter, President and Chief Executive
Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald D. Belcher	March 18, 2004
Donald D. Belcher, Chairman of the Board
and Director
/s/ Stephanie A. Streeter	March 18, 2004
Stephanie A. Streeter, President, Chief Executive Officer,
and Director
/s/ Geoffrey J. Hibner	March 18, 2004
Geoffrey J. Hibner, Chief Financial Officer
/s/ Jameson Adkins Baxter	March 18, 2004
Jameson Adkins Baxter, Director
/s/ John F. Bergstrom	March 18, 2004
John F. Bergstrom, Director
/s/ Henry T. DeNero	March 18, 2004
Henry T. DeNero, Director
/s/ Richard L. Gunderson	March 18, 2004
Richard L. Gunderson, Director
/s/ Paul C. Reyelts	March 18, 2004
Paul C. Reyelts, Director
/s/ Ray C. Richelsen	March 18, 2004
Ray C. Richelsen, Director
/s/ Michael J. Winkler	March 18, 2004
Michael J. Winkler, Director

Banta Corporation File No. 1-14637
Form 10-K, Year Ended January 3, 2004

EXHIBIT INDEX

_________________

Exhibit Number
_____________

10(u)	Short-Term Incentive Plan, as amended and restated

10(v)	Deferred Compensation Plan for Certain Directors, as amended and restated

10(w)	Agreement with Geoffrey J. Hibner

21	List of Subsidiaries

23	Consent of Independent Auditors

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.