Form 10-Q
period 2004-04-03
BANTA CORP
filed 2004-05-10
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number   1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (920) 751-7777

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  |X|    No  |_|

        Common stock outstanding as of April 21, 2004 – 24,889,693 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended April 3, 2004

INDEX

		Page Number
PART I FINANCIAL INFORMATION:
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets April 3, 2004 and January 3, 2004	3
	Condensed Consolidated Statements of Earnings for the Three Months Ended April 3, 2004 and March 29, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2004 and March 29, 2003	5
	Notes to Condensed Consolidated Financial Statements – April 3, 2004	6-11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	16
PART II OTHER INFORMATION:
Item 1	Legal Proceedings	16
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16
Item 6	Exhibits and Reports on Form 8 K	17
SIGNATURES		17
EXHIBIT INDEX		18
CERTIFICATIONS		19-21

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	April 3, 2004	January 3, 2004
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$139,710	$181,112
Receivables	238,657	234,219
Inventories	74,787	75,150
Other current assets	29,259	32,685

Total Current Assets	482,413	523,166

Plant and equipment	968,244	952,475
Less accumulated depreciation	678,405	666,128

Plant and equipment, net	289,839	286,347
Goodwill	65,723	65,835
Other assets	7,286	10,675

Total Assets	$845,261	$886,023

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$133,103	$132,841
Accrued salaries and wages	31,266	38,987
Other accrued liabilities	31,218	27,901
Current maturities of long-term debt	24,080	24,122

Total Current Liabilities	219,667	223,851

Long-term debt	86,487	87,712
Deferred income taxes	14,572	14,793
Other non-current liabilities	42,859	46,238

Total Liabilities	363,585	372,594

Shareholders' Investment
Preferred stock-$10 par value; authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,146,093 and 29,048,188 shares issued, respectively	2,915	2,905
Amount in excess of par value of stock	37,315	34,578
Accumulated other comprehensive income	13,388	14,037
Treasury stock, at cost - 4,256,400 and 3,256,400 shares, respectively	(113,865)	(70,175)
Retained earnings	541,923	532,084

Total Shareholders' Investment	481,676	513,429

	$845,261	$886,023

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$373,072	$336,430
Cost of goods sold	296,930	264,873

Gross earnings	76,142	71,557
Selling and administrative expenses	52,886	50,561
Restructuring charge	--	916

Earnings from operations	23,256	20,080
Interest expense	(1,890)	(2,621)
Other income, net	618	787

Earnings before income taxes	21,984	18,246
Provision for income taxes	7,910	7,000

Net earnings	$14,074	$11,246

Basic earnings per share of common stock	$0.55	$0.45

Diluted earnings per share of common stock	$0.54	$0.44

Cash dividends per share of common stock	$0.17	$0.16

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands)
	Three Months Ended
	April 3, 2004	March 29, 2003
Cash Flows from Operating Activities
Net earnings	$14,074	$11,246
Depreciation and amortization	15,127	16,464
Deferred income taxes	(727)	2,000
Tax benefit from the exercise of stock options	1,012	51
Gain on sale of plant and equipment	(482)	(436)
Change in assets and liabilities
(Increase) decrease in receivables	(4,438)	5,180
Decrease in inventories	363	5,598
(Decrease) increase in accounts payable
and accrued liabilities	(3,989)	6,802
Net change in other current assets and liabilities	3,932	482
Net change in other non-current assets and liabilities	10	1,795

Cash provided from operating activities	24,882	49,182

Cash Flows From Investing Activities
Capital expenditures	(18,865)	(15,374)
Proceeds from the sale of plant and equipment	668	436
Business acquisition	--	(2,379)

Cash used for investing activities	(18,197)	(17,317)

Cash Flows From Financing Activities
Repayments of long-term debt, net	(1,267)	(284)
Dividends paid	(4,388)	(4,040)
Proceeds from exercise of stock options	1,734	309
Repurchase of common stock	(43,690)	--
Other	--	(334)

Cash used for financing activities	(47,611)	(4,349)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(476)	1,422

Net (decrease) increase in cash	(41,402)	28,938
Cash and cash equivalents at the beginning of period	181,112	154,836

Cash and cash equivalents at the end of the period	$139,710	$183,774

Cash payments for:
Interest, net of capitalized interest	$1,353	$2,200
Income taxes	556	1,102

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2004
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 3, 2004 are not necessarily indicative of results that may be expected for the year ending January 1, 2005. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	April 3, 2004	January 3, 2004
Raw materials	$32,992	$33,134
Work-in-process and finished goods	41,795	42,016

	$74,787	$75,150

3)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate to the assumed exercise of stock options and the assumed settlement of the accelerated share repurchase agreement described in Note 9.

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended
	April 3, 2004	March 29, 2003
Basic	25.7	25.3
Diluted	26.1	25.4

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net earnings	$14,074	$11,246
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(649)	1,422

Comprehensive earnings	13,425	$12,668

5)	Goodwill

Changes in the carrying amount of goodwill by segment for the quarter ended April 3, 2004 consist of the following (dollars in thousands):

	Print	Supply- chain management	Healthcare	Total
Balance at January 3, 2004	$37,502	$6,719	$21,614	$65,835
Translation adjustments for goodwill
denominated in foreign currencies	-0-	(112)	-0-	(112)

Balance at April 3, 2004	$37,502	$6,607	$21,614	$65,723

6)	Stock-Based Compensation

As of April 3, 2004, the Corporation’s stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except per share amounts):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net earnings, as reported	$14,074	$11,246
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,349)	(746)

Pro forma net earnings	$12,725	$10,500

Earnings per share
As reported:
Basic	$0.55	$0.45

Diluted	$0.54	$0.44

Pro forma:
Basic	$0.50	$0.42

Diluted	$0.49	$0.41

7)	Restructuring Charge

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

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The objective of the plan, which was implemented throughout 2003, was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. For the quarter ended March 29, 2003, $916,000 of restructuring charges were reflected in operating expenses. No restructuring charges were recorded during the quarter ended April 3, 2004.

The reconciliation of the beginning and ending restructuring liabilities included in the balance sheet for the first quarter of 2004 are as follows (dollars in thousands):

	Charge to Operations During 2003	Liability Balance at January 3, 2004	Payments Reductions	Liability Balance at April 3, 2004
Employee severance and benefits	$9,329	$2,613	$1,615	$998
Facility costs	2,755	2,755	323	2,432
Impaired assets and other liabilities	4,868	893	191	702

Total	$16,952	$6,261	$2,129	$4,132

Approximately $12.0 million of the 2003 restructuring charges related to the print segment and the remaining $5.0 million related to the supply-chain management segment. The charges include $1.3 million of estimated costs to exit certain multi-employer, defined benefit pension plans. The restructuring activities were substantially completed in 2003, and the Corporation does not expect to record additional charges in 2004 related to these activities.

8)	Employee Benefit Plans

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all years presented are combined with the pension plans. The Corporation makes contributions to the qualified plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act of 1974 (ERISA).

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

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Service cost-benefits earned during the year	$2,327	$2,046	$197	$164
Interest cost on projected benefit obligation	2,437	2,219	201	184
Expected return on plan assets	(2,921)	(2,939)	--	--
Amortization of prior service cost	55	54	--	--
Amortization of transition obligation	--	--	52	52
Amortization of net loss (gain)	122	59	(33)	(51)

Net pension and postretirement benefits expense	$2,020	$1,439	$417	$349

The Corporation expects to make no contributions to its qualified pension plans during the 2004 fiscal year. A contribution of $669,000 is expected to be made as benefit payments to retired participants under the Corporation’s supplemental retirement plan. A contribution of $486,000 is expected to be made as benefits paid to retirees under the postretirement healthcare plan.

9)	Repurchase of Common Stock

The Corporation has in effect a Board-approved share repurchase program. Through January 3, 2004, the Corporation had purchased 5,519,400 shares of its common stock under this program at an aggregate cost of $129,517,000. Prior to the second quarter of 1999, all of the repurchased shares had been cancelled and returned to the status of authorized but unissued shares. Beginning April 4, 1999, shares repurchased by the Corporation have been held as treasury shares.

On March 19, 2004, the Corporation announced that it had entered into an accelerated share repurchase (“ASR”) agreement whereby 1,000,000 shares of the Corporation’s common stock were repurchased at an initial price of $43.69 per share. The ASR requires the counterparty to acquire the shares in the open market over a fixed period of time. The Corporation’s final settlement amount will increase or decrease based on the volume-weighted average price of actual repurchases made by the counterparty in comparison to the initial price.

In the event that the volume-weighted average price of the actual repurchases exceeds the initial price, it is the Corporation’s intention to settle the agreement using shares of common stock. The Corporation determined that if settlement of the agreement had occurred on April 3, 2004, the Corporation would have been required to issue approximately 33,000 shares of common stock to the counterparty and, as such, has included that amount as common equivalent shares for the diluted earnings per share calculation for the quarter then ended.

As of April 3, 2004, and after giving effect to the ASR transaction, the Corporation had authority to repurchase up to $36,793,000 in common stock under its share repurchase program.

10)	Acquisition of Business

On February 24, 2003, the Corporation acquired Qualipak Incorporated (Qualipak) for $2.379 million in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2 million, which was recorded as goodwill in the first quarter of 2003. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date.

This purchase agreement includes a provision for contingent payments based on incremental qualified sales, as defined, for calendar 2004. Should these provisions be met, the Corporation would record a corresponding increase to goodwill.

11)	Segment Information

The Corporation operates in three business segments, printing, supply-chain management, and healthcare. Summarized segment data for the three months ended April 3, 2004 and March 29, 2003 are as follows (dollars in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales
Print	$246,536	$232,255
Supply-Chain Management	102,992	81,535
Healthcare	23,544	22,640

Total	$373,072	336,430

Earnings from operations
Print	$16,927	$13,286
Supply-Chain Management	10,774	9,021
Healthcare	2,061	2,662

Total	29,762	24,969

The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three months ended April 3, 2004 and March 29, 2003 (dollars in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Reportable segment earnings from operations	$29,762	$24,969
Corporate expenses (not allocated to segments)	(6,506)	(4,889)
Interest expense	(1,890)	(2,621)
Other income	618	787

Earnings before income taxes	21,984	18,246

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Overview

The Corporation reported a strong first quarter of 2004, with results exceeding the prior year for revenues, earnings and diluted earnings per share. 2004 first quarter sales were $373 million, an increase of 11 percent above 2003‘s $336 million. Revenues for the first quarter of 2004 were up in all segments compared with the first quarter of 2003. Net earnings for this year’s first quarter were $14.1 million, compared with $11.2 million during the same period last year, an increase of 25%. Diluted earnings per share for the first quarter were 54 cents compared with 44 cents in 2003.

Net Sales

Net sales for the first quarter of 2004 totaled $373 million, approximately 11% higher than the $336 million in the first quarter of 2003. Net sales for the quarter by segment are shown below (dollars in thousands):

Segment	Quarter 1 2004	Quarter 1 2003	Increase %
Print	$246,536	$232,255	6%
Supply-Chain Management	102,992	81,535	26%
Healthcare	23,544	22,640	4%

Total	$373,072	$336,430	11%

Print sales for the first quarter were 6% higher than the comparable quarter in the prior year. The key issues related to revenues in this segment were:

•	Sales in the Book operating unit were up 8% from the prior year first quarter. Of the increase in sales, 70% was attributable to an increase in the unit’s literature management and packaging and fulfillment activities. This operating unit continues to offer literature management and packaging and fulfillment services to a broader array of markets and customers, including those related to or in the healthcare, telecommunications, retail, financial services, and pharmaceutical industries.

•	Sales in the Catalog operating unit decreased by 25% compared to the first quarter of 2003. Approximately half of this decrease was the result of a large order of government forms that was supplied in the first quarter of 2003, and was not repeated in the first quarter of 2004. The remaining decrease in sales was the result of work transferred to other Banta operating units due to the closure of the St. Paul facility during the second quarter of 2003.

•	Revenues for the Publications operating unit were up 10% from the first quarter last year. The unit continues to grow sales by aggressively taking market share and adding new value-added services such as magazine issue reprints.

•	The Direct Marketing operating unit increased sales by 26% for the first quarter of 2004 compared with the prior year period. Sales were up to all major customer segments —retailers, consumer package goods companies, financial service companies and advertising agencies. In addition, the average order size increased and pricing stabilized during the first quarter of 2004.

Consolidated net sales for the Supply-Chain Management segment were 26% higher in the first quarter of 2004 compared with the first quarter of 2003. Approximately $4 million or 19% of the increase was related to the change in currency values between the Euro and the U.S. dollar. The remaining increase was the result of both improved sales to the segment’s major technology customers and the addition of several new customers.

Healthcare segment net sales in the first quarter were 4% higher compared with the comparable period in 2003, impacted by higher sales to a few large customers.

Earnings from operations

Consolidated earnings from operations of $23.3 million in the first quarter of 2004 were up 15.8% from the $20.1 million (including the restructuring described in Note 7) in the prior year first quarter. Operating earnings as a percentage of sales were 6.2%, up from the prior year’s 6.0%.

Segment operating margins were as follows for the first quarter:

Segment	2004	2003
Print	6.9%	5.7%
Supply-Chain Management	10.5%	11.1%
Healthcare	8.8%	11.8%

Operating margins for the Print segment in the first quarter of 2004 increased to 6.9% from 5.7% in the first quarter of 2003. Six tenths of a percentage point of the operating margin improvement is related to improved margins in the Catalog operating unit, as a result of efficiencies from the restructuring in 2003. The remaining improvement in operating margins for the Print segment are from improved results at the Direct Marketing operating unit, which saw improved pricing and greater efficiencies from higher volume in the first quarter of 2004.

The principal raw material used by the Corporation in the Print segment is paper. Paper prices in the first quarter of 2004 were consistent with prices in the first quarter of 2003.

Operating margins for the Supply-Chain Management segment of 10.5% in the first quarter of 2004 were lower than the prior year first quarter margins of 11.1%. This decrease in operating margin was primarily the result of operational savings that were passed on to major customers in the form of reduced prices. In addition, sales to new customers were at a more normal level of material sales to value-added sales, resulting in lower margins for these customers. Margins in this segment continue to be at a level higher than would normally be expected, and will likely continue to decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and continued pricing pressure from existing and new customers.

Healthcare segment operating margins were lower in the first quarter of 2004, 8.8% compared with 11.8% in the first quarter of 2003. Two thirds of this decrease is the result of increased commodity pricing, particularly pulp and resin. The remaining decrease was the result of increased discounts to a few large customers.

Interest Expense

Interest expense for the first quarter of 2004 was $1.9 million, a reduction of 28% compared with interest expense of $2.6 million in the prior year’s first quarter. Total debt at April 3, 2004 of $111 million was 15% less than the $131 million of debt at the end of the first quarter of 2003. The reduction in interest expense is the result of the reduction in long-term debt. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, lower market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 36.0% for the first quarter of 2004 was lower than the 38.4% effective tax rate in the first quarter of 2003. The reduction in the effective tax rate was due to a greater proportion of foreign earnings generated by the Supply-Chain Management segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

Liquidity and Capital Resources

The Corporation’s net working capital decreased by $37 million during the first quarter of 2004. This is primarily due to a reduction in cash. Cash balances decreased by $41 million, substantially the result of the repurchase of one million shares of common stock in the first quarter of 2004 (see Note 9).

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. As of April 3, 2004, the Corporation had authority to repurchase up to $36,793,000 in common stock under its share repurchase program.

Capital expenditures were $18.9 million during the first quarter of 2004, an increase of $3.5 million from the amount expended during the prior year’s first quarter. Capital expenditures for the full year are expected to be in the range of $80 — $100 million and will be funded by cash on hand or cash provided from operations.

Total debt as a percentage of total capitalization at April 3, 2004 was 18.7%, which was slightly higher than the 17.9% at January 3, 2004. This was driven primarily by the reduction of total equity affected by the repurchase of common stock.

Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Corporation’s consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and post-retirement benefits, obligations for lease terminations, income taxes and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the Supply-Chain Management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. Revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenues from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and post retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post retirement expense recognized in future periods.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including future plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,”“could,” “project,” “believe,” “anticipate,”“expect,” “estimate,” “continue,” “potential,”“plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective tax rate, and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of April 3, 2004, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended April 3, 2004 (1):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 4, 2004 - February 3, 2004	--	$--	--	$80,483,000
February 4, 2004 - March 3, 2004	--	--	--	$80,483,000
March 4, 2004 - April 3, 2004	1,000,000	$43.69	1,000,000	$36,793,000

Total	1,000,000	$43.69	1,000,000

(1)	In April 1998, the Board of Directors authorized a program for the repurchase of $60 million of the Corporation’s common stock. This program was expanded in October 1998 for the repurchase of an additional $50 million of common stock and was expanded again in December 1999 for the repurchase of an additional $100 million of common stock. There is no specific expiration date for the Corporation’s share repurchase program.

Through January 3, 2004, the Corporation had purchased 5,519,400 shares of its common stock under this program at an aggregate cost of $129,517,000. Prior to the second quarter of 1999, all of the repurchased shares had been cancelled and returned to the status of authorized but unissued shares. Beginning April 4, 1999, shares repurchased by the Corporation have been held as treasury shares.

On March 19, 2004, the Corporation announced that it had entered into an accelerated share repurchase (“ASR”) agreement pursuant to the share repurchase program whereby 1,000,000 shares of the Corporation’s common stock were repurchased at an initial price of $43.69 per share. The ASR requires the counterparty to acquire the shares in the open market over a fixed period of time. The Corporation’s final settlement amount will increase or decrease based on the volume-weighted average price of actual repurchases made by the counterparty in comparison to the initial price.

In the event that the volume-weighted average price of the actual repurchases exceeds the initial price, it is the Corporation’s intention to settle the agreement using shares of common stock. The Corporation determined that if settlement of the agreement had occurred on April 3, 2004, the Corporation would have been required to issue approximately 33,000 shares of common stock to the counterparty and, as such, has included that amount as common equivalent shares for the diluted earnings per share calculation for the quarter then ended.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits –

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K –

The Corporation filed a Current Report on Form 8-K, dated January 27, 2004, furnishing under Item 12, the Corporation’s press release dated January 27, 2004, with respect to financial results for the year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION
By:	/s/ Geoffrey J. Hibner
Geoffrey J. Hibner Chief Financial Officer

Date:  May 7, 2004

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended April 3, 2004

Exhibit Number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.