Form 10-Q
period 2004-07-03
BANTA CORP
filed 2004-08-09
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 2004

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

        Common stock outstanding as of July 21, 2004 – 24,917,205 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended July 3, 2004

INDEX

		Page Number
PART I	FINANCIAL INFORMATION:
Item 1 -	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	July 3, 2004 and January 3, 2004	3
	Condensed Consolidated Statements of Earnings
	for the Three Months and Six Months Ended July 3, 2004
	and June 28, 2003	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended July 3, 2004
	and June 28, 2003	5
	Notes to Condensed Consolidated Financial Statements -
	July 3, 2004	6-12
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-19
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 -	Controls and Procedures	19
PART II	OTHER INFORMATION
Item 1 -	Legal Proceedings	19
Item 2 -	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19
Item 4 -	Submission of Matters to a Vote of Security Holders	20
Item 6 -	Exhibits and Reports on Form 8-K	20
SIGNATURES		20
EXHIBIT INDEX		21
CERTIFICATIONS		22-24

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	July 3, 2004	January 3, 2004
	(unaudited)
Current Assets
Cash and cash equivalents	$129,355	$181,112
Receivables	224,000	234,219
Inventories	84,235	75,150
Other current assets	24,866	32,685

Total Current Assets	462,456	523,166

Plant and equipment	981,180	952,475
Less accumulated depreciation	687,840	666,128

Plant and equipment, net	293,340	286,347
Goodwill	65,634	65,835
Other assets	7,300	10,675

Total Assets	$828,730	$886,023

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$118,992	$132,841
Accrued salaries and wages	34,125	38,987
Other accrued liabilities	31,613	27,901
Current maturities of long-term debt	25,514	24,122

Total Current Liabilities	210,244	223,851

Long-term debt	69,511	87,712
Deferred income taxes	14,572	14,793
Other non-current liabilities	43,575	46,238

Total Liabilities	337,902	372,594

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,152,093 and 29,048,188 shares issued, respectively	2,915	2,905
Amount in excess of par value of stock	38,083	34,578
Retained earnings	552,894	532,084
Unearned compensation	(918)	--
Treasury stock, at cost - 4,234,888 and 3,256,400 shares, respectively	(113,436)	(70,175)
Accumulated other comprehensive earnings	11,290	14,037

Total Shareholders' Investment	490,828	513,429

	$828,730	$886,023

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net revenues:
Printing and supply-chain services	$341,062	$311,251	$690,590	$625,147
Product sales	26,576	25,480	50,120	48,014

Total revenues	367,638	336,731	740,710	673,161
Cost of printing and supply-chain services	268,700	243,179	546,002	490,160
Cost of products sold	21,823	19,838	41,451	37,730

Gross earnings	77,115	73,714	153,257	145,271
Selling and administrative expenses	52,881	49,937	105,767	100,498
Restructuring charge	--	5,553	--	6,469
Litigation settlement	--	4,602	--	4,602

Earnings from operations	24,234	13,622	47,490	33,702
Interest expense	(1,688)	(2,005)	(3,578)	(4,626)
Other income (expense), net	1,048	(31)	1,666	756

Earnings before income taxes	23,594	11,586	45,578	29,832
Provision for income taxes	8,390	4,330	16,300	11,330

Net earnings	$15,204	$7,256	$29,278	$18,502

Basic earnings per share of common stock	$0.61	$0.29	$1.16	$0.73

Diluted earnings per share of common stock	$0.60	$0.28	$1.14	$0.72

Cash dividends per share of common stock	$0.17	$0.17	$0.34	$0.33

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands) Six Months Ended
	July 3, 2004	June 28, 2003
Cash Flows from Operating Activities
Net earnings	$29,278	$18,502
Depreciation and amortization	30,709	31,274
Deferred income taxes	(723)	2,050
Tax benefit from the exercise of stock options	1,046	646
Non-cash stock compensation	61	--
Gain on sale of plant and equipment	(543)	(345)
Change in operating assets and liabilities
Decrease in receivables	10,219	20,226
(Increase) decrease in inventories	(9,085)	7,842
Increase (decrease) in accounts payable
and accrued liabilities	(14,847)	4,251
Net change in other current assets and liabilities	8,321	(1,516)
Net change in other non-current assets and liabilities	712	2,745

Cash provided from operating activities	55,148	85,675

Cash Flows From Investing Activities
Capital expenditures	(38,096)	(32,212)
Proceeds from the sale of plant and equipment	757	436
Business acquisition	--	(2,379)

Cash used for investing activities	(37,339)	(34,155)

Cash Flows From Financing Activities
Repayments of long-term debt, net	(16,809)	(14,070)
Dividends paid	(8,620)	(8,080)
Proceeds from exercise of stock options, net	1,919	3,959
Repurchase of common stock	(43,690)	--

Cash used for financing activities	(67,200)	(18,191)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,366)	6,842

Net (decrease) increase in cash	(51,757)	40,171
Cash and cash equivalents at the beginning of period	181,112	154,836

Cash and cash equivalents at the end of the period	$129,355	$195,007

Cash payments for:
Interest, net of capitalized interest	$3,588	$4,708
Income taxes	5,899	9,780

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2004
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended July 3, 2004 are not necessarily indicative of results that may be expected for the year ending January 1, 2005. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	July 3, 2004	January 3, 2004
Raw materials	$40,321	$33,134
Work-in-process and finished goods	43,914	42,016

	$84,235	$75,150

3)	Earnings Per Share of Common Stock

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

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic	24.9	25.4	25.3	25.3
Diluted	25.4	25.6	25.7	25.5

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings	$15,204	$7,256	$29,278	$18,502
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(2,098)	5,420	(2,747)	6,842

Comprehensive earnings	13,106	2,676	$26,531	25,344

5)	Goodwill

Changes in the carrying amount of goodwill by segment during the six months ended July 3, 2004 consist of the following (dollars in thousands):

	Printing Services	Supply-Chain Management	Healthcare	Total
Balance at January 3, 2004	$37,502	$6,719	$21,614	$65,835
Translation adjustments for goodwill
denominated in foreign currencies	-0-	(201)	-0-	(201)

Balance at July 3, 2004	$37,502	$6,518	$21,614	$65,634

6)	Stock-Based Compensation

As of July 3, 2004, the Corporation’s stock-based employee compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for these plans. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings, as reported	$15,204	$7,256	$29,278	$18,502
Add: Compensation expense related
to restricted stock included in
net earnings	37		37
Deduct: Total stock-based
compensation expense determined
under SFAS No. 123 for all
awards, net of related taxes	(1,111)	(778)	(2,425)	(1,523)

Pro forma net earnings	$14,130	$6,478	$26,890	$16,979

Earnings per share
As reported:
Basic	$.61	$.29	$1.16	$.73

Diluted	$.60	$.28	$1.14	$.72

Pro forma:
Basic	$.57	$.25	$1.06	$.67

Diluted	$.56	$.25	$1.04	$.66

During the quarter ended July 3, 2004, the Corporation awarded an aggregate of 21,512 shares of restricted stock to certain employees pursuant the Corporation’s Equity Incentive Plan. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $979,000 was charged to shareholders’ investment for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year period. Compensation expense related to restricted stock for the quarter ended July 3, 2004 was approximately $61,000 ($37,000 net of related taxes).

7)	Restructuring Charge

Effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date to the exit or disposal plan.

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The objective of the plan, which was implemented throughout 2003, was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. For the three and six month periods ended June 28, 2003, $5,553,000 and $6,469,000 of restructuring charges were reflected in operating expenses, respectively. No restructuring charges were recorded during the three and six month periods ended July 3, 2004.

The reconciliation of the beginning and ending restructuring liability balances during the six month period ended July 3, 2004 are as follows (dollars in thousands):

	Charge to Operations During 2003	Liability Balance at January 3, 2004	Payments/ Reductions	Liability Balance at July 3, 2004
Employee severance	$9,329	$2,613	$1,851	$762
and benefits
Facility costs	2,755	2,755	1,287	1,468
Impaired assets and
other liabilities	4,868	893	191	702

Total	$16,952	$6,261	$3,329	$2,932

Restructuring charges by segment for 2003 were:

	Printing Services	Supply Chain Management	Total Charges in 2003
Employee severance and benefits	$7,271	$2,058	$9,329
Facility costs	344	2,411	2,755
Impaired assets and other
liabilities	4,357	511	4,868

Total	$11,972	$4,980	$16,952

The 2003 restructuring included the decision to exit three facilities, the largest of which was the consumer catalog facility in St. Paul, MN. An asset impairment charge totaling $4.4 million was recorded for machinery and equipment, building and building improvements at this facility. The remaining impairment charges related to machinery, equipment and fixtures at two facilities in the Supply Chain Management segment. Assets were reviewed for recoverability and adjusted to their fair value as appropriate in the quarter in 2003 in which the decision to close the facility was made, in accordance with the Corporation’s accounting policy (as defined in Management’s Discussion and Analysis).

Employee severance amounts were determined based on company policy and varied based on factors including the tenure of the employee. Employee severance and benefit charges include $1.3 million of estimated costs to exit certain multi-employer, defined benefit pension plans.

The restructuring activities were substantially completed in 2003, and the Corporation does not expect to record additional charges in 2004 related to these activities.

8)	Employee Benefit Plans

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all periods presented are combined with the pension plans. The Corporation makes contributions to the qualified plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act of 1974 (ERISA).

The Corporation and its subsidiaries also provide limited non-contractual healthcare benefits for certain retired employees. The program provides for defined initial contributions by the Corporation toward the cost of post-retirement healthcare coverage. The balance of the cost is borne by the retirees. The program provides that increases in the Corporation’s contribution toward coverage will not exceed 4% per year. Due to the terms of the Corporation’s post-retirement healthcare program, assumed healthcare cost rate trends do not materially affect the Corporation’s costs.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Staff Position 106-1, the Corporation elected to defer accounting for the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) pending guidance to be issued by the FASB during 2004. The impact of the Act on post-retirement medical obligations for the Corporation has not yet been determined, but based on the plan provisions that limit the Corporation’s contribution each year, the impact is not expected to be material.

Net periodic pension and post-retirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits
	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost-benefits earned
during the year	$2,327	$2,046	$4,654	$4,091
Interest cost on projected benefit
obligation	2,437	2,219	4,875	4,438
Expected return on plan assets	(2,921)	(2,939)	(5,841)	(5,877)
Amortization of prior service cost	55	54	109	108
Amortization of net loss	122	59	243	118

Net pension expense	$2,020	$1,439	$4,040	$2,878

	Other Benefits
	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost-benefits earned
during the year	$197	$164	$394	$327
Interest cost on projected benefit
obligation	201	184	402	369
Amortization of transition obligation
	52	52	104	104
Amortization of net (gain)	(33)	(51)	(65)	(101)

Net post-retirement benefits expense	$417	$349	$835	$699

The Corporation expects to make no contributions to its qualified pension plans during 2004. A contribution of $669,000 is expected to be made during 2004 as benefit payments to retired participants under the Corporation’s supplemental retirement plan. A contribution of $486,000 is expected to be made during 2004 as benefits paid to retirees under the post-retirement healthcare plan.

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

On March 19, 2004, the Corporation announced that it had entered into an Accelerated Share Repurchase (“ASR”) agreement whereby 1,000,000 shares of the Corporation’s common stock were repurchased at an initial price of $43.69 per share. The ASR requires the counterparty to acquire the shares in the open market over a fixed period of time. On July 27, 2004 the Corporation paid $663,000 for a final settlement amount based on the volume-weighted average price of actual repurchases made by the counterparty in comparison to the initial price.

The Corporation determined that if settlement of the agreement had occurred on July 3, 2004, the Corporation would have been required to issue approximately 24,000 shares of common stock to the counterparty and, as such, has included that amount as common equivalent shares for the diluted earnings per share calculation for the three and six month periods then ended.

As of July 3, 2004, and after giving effect to the ASR transaction, the Corporation had authority to repurchase up to $36,793,000 in common stock under its share repurchase program.

10)	Acquisition of Business

On February 24, 2003, the Corporation acquired Qualipak Incorporated (“Qualipak”) for $2.379 million in cash. Qualipak is a provider of secondary packaging, kit assembly, fulfillment and distribution services for publishers, consumer healthcare markets and over-the-counter pharmaceuticals. The purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by $2 million, which has been recorded as goodwill. The Corporation has included the results of Qualipak in the consolidated financial statements since the acquisition date.

The purchase agreement relating to this acquisition includes a provision for an additional contingent payment based on incremental qualified sales, as defined, for calendar 2004. Should this payment be made, the Corporation would record a corresponding increase to goodwill.

11)	Segment Information

The Corporation operates in three business segments, printing services, supply-chain management services, and healthcare products. Summarized segment data for the three and six month periods ended July 3, 2004 and June 28, 2003 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net revenues
Printing Services	$238,278	$231,240	$484,814	$463,601
Supply-Chain Management	102,784	80,011	205,776	161,546
Healthcare	26,576	25,480	50,120	48,014

Total revenues	$367,638	$336,731	$740,710	$673,161

Earnings from operations
Printing Services	$17,267	$9,624	$33,704	$22,910
Supply-Chain Management	11,120	5,413	21,794	14,434
Healthcare	2,844	3,726	4,940	6,388

Total	$31,231	$18,763	$60,438	$43,732

The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three and six months ended July 3, 2004 and June 28, 2003 (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Reportable segment earnings from	$31,231	$18,763	$60,438	$43,732
operations
Corporate expenses (not allocable	(6,997)	(5,141)	(12,948)	(10,030)
to segments)
Interest expense	(1,688)	(2,005)	(3,578)	(4,626)
Other income (expense)	1,048	(31)	1,666	756

Earnings before income taxes	$23,594	$11,586	$45,578	$29,832

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2004 COMPARED TO 2003

Overview

The Corporation reported a strong second quarter of 2004, with results exceeding the prior year for revenues, operating earnings and diluted earnings per share. 2004 second quarter sales were $368 million, an increase of 9 percent over 2003‘s $337 million. Revenues for the second quarter of 2004 were up in all segments compared with the second quarter of 2003. Net earnings for this year’s second quarter were $15.2 million, compared with $7.3 million during the same period last year, an increase of 110%. No special charges were recorded in the second quarter of 2004, while $10.2 million of pre-tax restructuring and litigation settlement charges were recorded in the second quarter of 2003. Diluted earnings per share for the second quarter were 60 cents compared with 28 cents in 2003.

Revenues for the first half of 2004 were $741 million, an increase of 10% above the $673 million in the first half of 2003. Year-to-date net earnings of $29.3 million were 58% above the same period in the prior year. No special charges were recorded in the first half of 2004, while $11.1 million of restructuring and litigation settlement charges were recorded in the first half of 2003. Diluted earnings per share for the first six months of 2004 were $1.14 compared with $.72 cents in the same period of 2003.

The financial statement presentation of net revenues has been changed to separately present the Printing Services segment and Supply-Chain Management segment as services revenue. Product sales include the sales of disposable healthcare products in the Healthcare segment.

Net Revenues

Net revenues for the second quarter of 2004 totaled $368 million, approximately 9% higher than the $337 million in the second quarter of 2003. Net revenues for the quarter by segment are shown below (dollars in thousands):

Segment	Quarter 2	Quarter 2	Increase %
	2004	2003

Printing Services	$238,278	$231,240	3%

Supply-Chain Management Services	102,784	80,011	28%

Healthcare Products	26,576	25,480	4%

Total	$367,638	$336,731	9%

Printing Services revenues for the second quarter of 2004 were 3% higher than the comparable quarter in the prior year. The key issues in the second quarter of 2004 related to revenues in this segment were:

•	Revenue in the Book operating unit was down 1% from the prior year second quarter. This was primarily the result of slightly lower revenues in the educational market as the result of reduced pricing.
•	Revenue in the Catalog operating unit decreased by 17% compared with the second quarter of 2003. This decrease was primarily the result of the planned decline in print capacity following the 2003 closure of the St. Paul, MN facility. Some work previously done at the St. Paul facility was transferred to a Direct Marketing operating unit following the closure of the St. Paul facility.

•	Revenue for the Publications operating unit was up 4% from the second quarter last year. The unit continues to grow sales by aggressively increasing market share and increasing the number of magazines printed. Printing activity, as measured by internal pages printed compared with the prior year, increased 2% over the second quarter of 2003. This is the first quarter over quarter increase since the fourth quarter of 2000.
•	The Direct Marketing operating unit increased revenue by 21% for the second quarter of 2004 compared with the prior year period. Of the increase, 25% was attributable to work transferred from the Catalog operating unit. The remaining increase was the result of increased sales to all major customer segments, increased average order size and pricing which began stabilizing during the second quarter of 2004.

Printing Services revenues increased by 5% in the first half of 2004 compared with the first half of 2003. This increase was the result of the same factors described above that impacted the second quarter of 2004. The increase in Printing Services revenues for the first half of 2004 was offset in part as a result of a large order of government forms at the Catalog operating unit that was supplied in the first quarter of 2003 not being repeated in the first quarter of 2004.

Net revenues for the Supply-Chain Management segment were 28% higher in the second quarter of 2004 compared with the second quarter of 2003. Approximately $5 million, or 22%, of the increase was related to the change in currency values between the Euro and the U.S. dollar. The remaining increase was the result of both improved sales to the segment’s major technology customers and the addition of several new customers.

Net revenues for the Supply-Chain Management segment were 27% higher in the first half of 2004 compared with the first half of 2003. Approximately $9 million or 20% of the increase was related to the change in currency values between the Euro and the U.S. dollar. The remaining increase was the result of both improved sales to the segment’s major technology customers and the addition of several new customers. During 1999, the Corporation entered into a five-year agreement with Compaq Computer Corporation (now Hewlett-Packard Company), which contract is subject to one year extensions pursuant to an evergreen clause. Revenue from Hewlett-Packard Company under this agreement totaled approximately $133 million in 2003, and comparable revenue is expected under this contract in fiscal 2004. For the six months ended July 3, 2004, revenues under this contract totaled $60 million or 29% of the Supply Chain Management segment’s total revenues. The loss of this contract could have a material adverse impact on the Corporation’s financial results.

Healthcare segment net sales in both the second quarter and the first half of 2004 were 4% higher compared with the comparable periods in 2003. This increase for both the quarter and the first half was the result of higher sales to a few large customers.

Earnings from operations

Consolidated earnings from operations of $24.2 million in the second quarter of 2004 were up 78% from the $13.6 million (including the impact of the restructuring described in Note 7) in the prior year second quarter. Operating earnings as a percentage of sales were 6.6%, up from 4.0% in the second quarter of 2003.

Consolidated earnings from operations of $47.5 million in the first half of 2004 were up 41% from the $33.7 million (including the impact of the restructuring described in Note 7) in the prior year first half. Operating earnings as a percentage of sales were 6.4% for the second quarter of 2004, up from 5.0% in the comparable period of the prior year.

Segment operating margins were as follows for the second quarter:

Segment	2004	2003
Printing Services	7.2%	4.2%
Supply-Chain Management	10.8%	6.8%
Healthcare	10.7%	14.6%

Operating margins for the Printing Services segment in the second quarter of 2004 increased to 7.2% from 4.2% in the second quarter of 2003. Approximately two percentage points of this operating margin improvement reflected the absence of special charges in 2004. These special charges totaled $5.3 million in the second quarter of 2003. Eight tenths of a percentage point of the operating margin improvement was related to improved margins in the Catalog operating unit, as a result of efficiencies from the restructuring in 2003. The remaining operating margin improvement was from improved results at the Direct Marketing operating unit, which saw improved product mix and greater efficiencies from higher volume in the second quarter of 2004.

Operating margins for the Printing Services segment in the first half of 2004 increased to 7.0% from 4.9% in the first half of 2003. The increase was the result of the same factors described above for the second quarter, including the absence of special charges (1.4 points of improvement), improved margins in the Catalog operating unit (.5 points of improvement) and improved margins at the Direct Marketing operating unit.

The principal raw material used by the Corporation in the Printing Services segment is paper. Paper prices in the second quarter and first half of 2004 were approximately 1.5% lower than prices in the comparable periods of 2003.

Operating margins for the Supply-Chain Management segment of 10.8% in the second quarter of 2004 were higher than the prior year second quarter margins of 6.8%. The absence of special charges of $4.8 million contributed approximately six percentage points of operating margin improvement in the second quarter. Offsetting this increase was a decrease in operating margin as the result of reduced pricing to major customers. In addition, sales to new customers were at a more normal level of material sales to value-added sales, resulting in lower margins for these customers. Margins in this segment continue to be at a level higher than would normally be expected, and will likely continue to decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and continued pricing pressure from existing and new customers.

Operating margins for the Supply-Chain Management segment of 10.6% in the first half of 2004 were higher than the prior year first half margins of 8.9%. Operating margin was positively impacted by approximately three percentage points by the absence of special charges in the first half of 2004. These special charges totaled $4.8 million in the first half of 2003. This increase was offset in part by the pricing and mix factors described for the second quarter of 2004.

Healthcare segment operating margins of 10.7% were lower in the second quarter of 2004, compared with 14.6% in the second quarter of 2003. Approximately two thirds of this decrease was the result of increased commodity pricing, particularly pulp and resin. The remaining decrease was largely the result of increased discounts to a few large customers.

Healthcare segment operating margins of 9.9% were lower for the first half of 2004 compared with 13.3% in the first half of 2003. The decrease was the result of the same factors described above for the second quarter.

Geographic analysis of net revenues and earnings from operations

Net revenues and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and six months ended July 3, 2004 and June 28, 2003 are presented below (dollars in thousands). All sales for the Printing Services and Healthcare segments are to customers in the United States. Sales in the Supply-Chain Management segment are to customers in the United States, Europe and Asia.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net revenues
United States	$287,296	$278,298	$580,681	$552,474
Non-United States	80,342	58,433	160,029	120,687

Total revenues	$367,638	$336,731	$740,710	$673,161

Earnings from operations
United States	$24,021	$18,299	$46,472	$37,194
Non-United States	7,210	464	13,966	6,538

Total	$31,231	$18,763	$60,438	$43,732

Revenues in the United States increased by 3% in the second quarter of 2004 from the prior year quarter and by 5% for the first half of 2004 compared with the first half of 2003. This increase was consistent with the increase in revenues in the Printing Services segment, which constitutes the majority of the Corporation’s sales in the United States. Non-United States revenues increased by 37% in the second quarter of 2004 from the comparable quarter in the prior year and by 33% for the first half of 2004 compared with the first half of 2003. All non-United States sales are in the Supply-Chain Management segment and these increases are consistent with the strong growth in revenues and new customers in this segment.

Operating earnings in the United States increased significantly in both the three and six months ended July 3, 2004 from the prior year periods. This increase was primarily the result of the factors for improved earnings in the Printing Services segment described above. Non-United States operating earnings increased significantly in both the three and six months ended July 3, 2004 from the prior year periods. This improvement in operating margin is primarily the absence of special charges in 2004.

Interest Expense

Interest expense for the second quarter of 2004 was $1.7 million, a reduction of 16% compared with interest expense of $2.0 million in the prior year’s second quarter. Total debt at July 3, 2004 of $95 million was 15% less than the $112 million of debt at the end of the prior year and 19% less than at the end of the same quarter of 2003. The reduction in interest expense was the result of scheduled repayments of long-term debt. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 35.6% for the second quarter of 2004 was lower than the 37.4% effective tax rate in the second quarter of 2003. The Corporation’s effective tax rate of 35.8% for the first half of 2004 was lower than the 38.0% effective tax rate in the first half of 2003. The reduction in the effective tax rate was due to a greater proportion of foreign earnings generated by the Supply-Chain Management segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States. The Corporation currently expects the tax rate for 2004 to be lower than the rate in 2003.

Liquidity and Capital Resources

The Corporation’s net working capital decreased by $47 million during the first half of 2004. This was primarily due to a reduction in cash. Cash balances decreased by $52 million. Of this decrease, $44 million was attributable to the repurchase of one million shares of common stock in the first quarter of 2004 (see Note 9).

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. As of April 3, 2004, the Corporation had authority to repurchase up to $36,793,000 in common stock under its share repurchase program.

Capital expenditures were $19.2 million during the second quarter and $38.1 million for the first half of 2004, $2.4 million higher than in the second quarter of 2003 and $5.9 million higher than the amount spent during the prior year’s first half. Capital expenditures for the full year are expected to be in the range of $80 — $90 million and will be funded by cash on hand or cash provided from operations.

Total debt as a percentage of total capitalization at July 3, 2004 was 16.2%, compared with 17.9% at January 3, 2004. This was the result of scheduled repayments of long-term debt in the second quarter of 2004, offset by the reduction of total equity affected by the repurchase of common stock in the first quarter of 2004.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the Supply-Chain Management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. Revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenues from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and post-retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post retirement expense recognized in future periods.

•	Asset Impairments. The Corporation adopted SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” during 2002. SFAS No. 144 addresses financial accounting and reporting for long-lived assets. The Corporation regularly reviews all significant assets when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the tests for recoverability indicate that the carrying amount exceeds the fair value the asset is considered impaired and the appropriate adjustment is recorded. In addition, assets that will be sold or disposed of are accounted for in accordance with SFAS No. 144.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of July 3, 2004, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

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

In April 1998, the Board of Directors authorized a program for the repurchase of $60 million of the Corporation’s common stock. This program was expanded in October 1998 for the repurchase of an additional $50 million of common stock and was expanded again in December 1999 for the repurchase of an additional $100 million of common stock. There is no specific expiration date for the Corporation’s share repurchase program. As of July 3, 2004 approximately $36,793,000 of shares of the Corporation’s common stock may yet be purchased under the program. No shares were repurchased during the second quarter of 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 28, 2004, the only matters submitted to a vote of the Corporation’s shareholders was the election of seven directors. All of the persons nominated as directors were elected for terms expiring at the 2005 annual meeting. The following table sets forth certain information with respect to such election:

Name	Shares Voted For	Shares Withholding Authority
Jameson A. Baxter	21,946,343	847,535
John F. Bergstrom	22,252,235	541,642
Henry T. DeNero	22,660,661	133,217
Paul C. Reyelts	22,689,496	104,382
Raymond C. Richelsen	22,248,676	545,201
Stephanie A. Streeter	22,334,702	459,177
Michael J. Winkler	22,375,114	418,764

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Amendment to By-laws
3.2	By-laws as amended
10.1	Form of Restricted Stock Award Agreement
10.2	Executive Deferred Compensation Plan “B”, as amended
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K –

The Corporation filed a Current Report on Form 8-K, dated April 27, 2004, furnishing under Item 12 the Corporation’s press release dated April 27, 2004, with respect to financial results for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION

/s/ Geoffrey J. Hibner Geoffrey J. Hibner Chief Financial Officer Date: August 6, 2004

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended July 3, 2004

Exhibit Number

3.1	Amendment to By-laws

3.2	By-laws as amended

10.1	Form of Restricted Stock Award Agreement

10.2	Executive Deferred Compensation Plan “B”, as amended

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.