Form 10-Q
period 2004-10-02
BANTA CORP
filed 2004-11-10
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

        Common stock outstanding as of October 19, 2004 – 24,927,307 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended October 2, 2004

INDEX

Page Number

PART I FINANCIAL INFORMATION:

Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
October 2, 2004 and January 3, 2004	3
Condensed Consolidated Statements of Earnings
for the Three Months and Nine Months Ended October 2, 2004
and September 27, 2003	4
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended October 2, 2004
and September 27, 2003	5
Notes to Condensed Consolidated Financial Statements -
October 2, 2004	6-	12
Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13-	19
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 - Controls and Procedures	19
PART II OTHER INFORMATION:
Item 1 - Legal Proceedings	20
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6 - Exhibits	20
SIGNATURES	20
EXHIBIT INDEX	21
CERTIFICATIONS	22-	24

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	October 2, 2004 (unaudited)	January 3, 2004
ASSETS
Current Assets
Cash and cash equivalents	$134,046	$181,112
Receivables	248,963	234,219
Inventories	92,686	75,150
Other current assets	20,871	32,685

Total Current Assets	496,566	523,166

Plant and equipment	988,867	952,475
Less accumulated depreciation	695,829	666,128

Plant and equipment, net	293,038	286,347
Goodwill	65,762	65,835
Other assets	15,717	10,675

Total Assets	$871,083	$886,023

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$124,107	$132,841
Accrued salaries and wages	37,654	38,987
Other accrued liabilities	49,951	27,901
Current maturities of long-term debt	25,479	24,122

Total Current Liabilities	237,191	223,851

Long-term debt	68,331	87,712
Deferred income taxes	14,572	14,793
Other non-current liabilities	43,628	46,238

Total Liabilities	363,722	372,594

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,159,719 and 29,048,188 shares issued, respectively	2,916	2,905
Amount in excess of par value of stock	38,325	34,578
Retained earnings	567,600	532,084
Unearned compensation	(929)	--
Treasury stock, at cost - 4,232,412 and 3,256,400 shares, respectively	(114,046)	(70,175)
Accumulated other comprehensive earnings	13,495	14,037

Total Shareholders' Investment	507,361	513,429

	$871,083	$886,023

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net revenues:
Printing and supply-chain services	$355,854	$327,030	$1,046,444	$952,177
Product sales	24,477	24,585	74,597	72,599

Total revenues	380,331	351,615	1,121,041	1,024,776
Cost of printing and supply-chain services	275,582	255,203	821,584	745,364
Cost of products sold	20,383	19,837	61,834	57,567

Gross earnings	84,366	76,575	237,623	221,845

Selling and administrative expenses	53,746	47,859	159,513	148,356
Restructuring charge	--	2,048	--	8,517
Litigation settlement	--	--	--	4,602

Earnings from operations	30,620	26,668	78,110	60,370
Interest expense	(1,396)	(1,835)	(4,974)	(6,461)
Interest income	536	598	1,539	1,756
Other income (expense), net	(114)	(6)	549	(408)

Earnings before income taxes	29,646	25,425	75,224	55,257
Provision for income taxes	10,550	9,470	26,850	20,800

Net earnings	$19,096	$15,955	$48,374	$34,457

Basic earnings per share of common stock	$0.77	$0.62	$1.92	$1.36

Diluted earnings per share of common stock	$0.76	$0.62	$1.89	$1.34

Cash dividends per share of common stock	$0.17	$0.17	$0.51	$0.50

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands) Nine Months Ended
	October 2, 2004	September 27, 2003
Cash Flows from Operating Activities
Net earnings	$48,374	$34,457
Depreciation and amortization	45,556	46,552
Deferred income taxes	(729)	2,051
Tax benefit from the exercise of stock options	1,110	1,404
Non-cash stock compensation	148	--
Gain on sale of plant and equipment	(637)	(388)
Change in operating assets and liabilities
Increase in receivables	(14,744)	(7,201)
(Increase) decrease in inventories	(17,536)	813
Increase in accounts payable
and accrued liabilities	12,363	1,762
Net change in other current assets and liabilities	12,322	3,888
Net change in other non-current assets and liabilities	(7,688)	3,566

Cash provided from operating activities	78,539	86,904

Cash Flows From Investing Activities
Capital expenditures	(54,282)	(51,922)
Proceeds from the sale of plant and equipment	2,384	436
Business acquisition	--	(2,379)

Cash used for investing activities	(51,898)	(53,865)

Cash Flows From Financing Activities
Repayments of long-term debt, net	(17,988)	(17,822)
Dividends paid	(13,007)	(12,402)
Proceeds from exercise of stock options, net	2,053	5,891
Repurchase of common stock	(44,353)	--

Cash used for financing activities	(73,295)	(24,333)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(412)	6,702

Net (decrease) increase in cash	(47,066)	15,408
Cash and cash equivalents at the beginning of period	181,112	154,836

Cash and cash equivalents at the end of the period	$134,046	$170,244

Cash payments for:
Interest, net of capitalized interest	$4,366	$6,128
Income taxes	7,224	15,242

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended October 2, 2004 are not necessarily indicative of results that may be expected for the year ending January 1, 2005. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	October 2, 2004	January 3, 2004
Raw materials	$43,763	$33,134
Work-in-process and finished goods	48,923	42,016

	$92,686	$75,150

3)	Earnings Per Share of Common Stock

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

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Basic	24.9	25.5	25.2	25.4
Diluted	25.2	25.8	25.6	25.6

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings	$19,096	$15,955	$48,374	$34,457
Other comprehensive
earnings (loss):
Foreign currency translation
adjustments	2,205	411	(542)	7,253

Comprehensive earnings	$21,301	$16,366	$47,832	$41,710

5)	Goodwill

Changes in the carrying amount of goodwill by segment during the nine months ended October 2, 2004 consist of the following (dollars in thousands):

	Printing Services	Supply-Chain Management	Healthcare	Total
Balance at January 3, 2004	$37,502	$6,719	$21,614	$65,835
Translation adjustments for goodwill
denominated in foreign currencies	-0-	(73)	-0-	(73)

Balance at October 2, 2004	$37,502	$6,646	$21,614	$65,762

6)	Stock-Based Compensation

As of October 2, 2004, the Corporation’s stock-based employee compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for these plans. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings, as reported	$19,096	$15,955	$48,374	$34,457
Add: Compensation expense
related to restricted stock
included in net earnings, net of
related taxes	52	--	89	--
Deduct: Total stock-based
compensation expense determined
under SFAS No. 123 for all
awards, net of related taxes	(1,086)	(743)	(3,471)	(2,226)

Pro forma net earnings	$18,062	$15,212	$44,992	$32,231

Earnings per share
As reported:
Basic	$.77	$.62	$1.92	$1.36

Diluted	$.76	$.62	$1.89	$1.34

Pro forma:
Basic	$.73	$.60	$1.79	$1.27

Diluted	$.72	$.59	$1.76	$1.26

During the three months ended October 2, 2004, the Corporation awarded an aggregate of 2,476 shares of restricted stock to certain employees pursuant to the Corporation’s Equity Incentive Plan. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $98,000 was charged to shareholders’investment for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year period. For the nine months ended October 2, 2004, the Corporation has awarded a total of 23,988 shares of restricted stock with a total charge of $1,077,000 to shareholders’ investment. Compensation expense related to restricted stock for the three months ended October 2, 2004 was approximately $87,000 ($52,000 net of tax ). Compensation expense related to restricted stock for the nine months ended October 2, 2004 was approximately $148,000 ($89,000 net of tax).

7)	Restructuring Charge

Effective January 1, 2003, the Corporation adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date to the exit or disposal plan.

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management sector. The objective of the plan, which was implemented throughout 2003, was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. For the three and nine month periods ended September 27, 2003, $2,048,000 and $8,517,000 of restructuring charges were reflected in operating expenses, respectively. No restructuring charges were recorded during the three and nine-month periods ended October 2, 2004.

The reconciliation of the beginning and ending restructuring liability balances during the nine-month period ended October 2, 2004 are as follows (dollars in thousands):

	Charge to Operations During 2003	Liability Balance at January 3, 2004	Payments/ Reductions	Liability Balance at October 2, 2004
Employee severance and benefits	$9,329	$2,613	$1,853	$760
Facility costs	2,755	2,755	1,362	1,393
Impaired assets and other
liabilities	4,868	893	489	404

Total	$16,952	$6,261	$3,704	$2,557

Restructuring charges by segment for 2003 were:

	Printing Services	Supply Chain Management Services	Total Charges in 2003
Employee severance and benefits	$7,271	$2,058	$9,329
Facility costs	344	2,411	2,755
Impaired assets and other
liabilities	4,357	511	4,868

Total	$11,972	$4,980	$16,952

The 2003 restructuring included the decision to exit three facilities, the largest of which was the consumer catalog facility in St. Paul, Minnesota. An asset impairment charge totaling $4.4 million was recorded for machinery and equipment, building and building improvements at this facility. The remaining impairment charges related to machinery, equipment and fixtures at two facilities in the Supply Chain Management segment. Assets were reviewed for recoverability and adjusted to their fair value as appropriate in the quarter in 2003 in which the decision to close the facility was made, in accordance with the Corporation’s accounting policy.

Employee severance amounts were determined based on the Corporation’s policy and varied based on factors including the tenure of the employee. Employee severance and benefit charges in 2003 included $1.3 million of estimated costs to exit certain multi-employer, defined benefit pension plans.

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

The Corporation and its subsidiaries also provide limited non-contractual healthcare benefits for certain retired employees. The program provides for defined initial contributions by the Corporation toward the cost of post-retirement healthcare coverage. The balance of the cost is borne by the retirees. The program provides that increases in the Corporation’s contribution toward coverage will not exceed 4% per year. Due to the terms of the Corporation’s post-retirement healthcare program, assumed healthcare cost rate trends do not materially affect the Corporation’s post-retirement benefit costs.

The Corporation’s post-retirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D). In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". As permitted by FSP 106-1, the Corporation made a one-time election to defer accounting for the effects of the Act pending further guidance from the FASB.

In May 2004, the FASB issued Staff Position No. 106-2, which provides accounting guidance to employers that offer prescription drug benefits under retiree healthcare benefit plans to Medicare eligible retirees. FSP 106-2 requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost.

The Corporation has elected to integrate retiree health care plans with the new Medicare Part D, in a method similar to the way benefits currently integrate with Medicare Parts A and B. In the third quarter of 2004, the Corporation adopted FSP 106-2 retroactive to January 1, 2004. The final impact of this election had not been determined as of October 2, 2004. The Corporation has recognized a preliminary reduction in accumulated post-retirement benefit obligation of $3,907,000 related to benefits attributed to past service and a reduction of $407,000 in the net post-retirement benefit expense for 2004.

Net periodic pension and post-retirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits
	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost-benefits earned
during the year	$2,267	$2,046	$6,921	$6,137
Interest cost on projected
benefit obligation	2,545	2,219	7,419	6,656
Expected return on plan
assets	(3,377)	(2,939)	(9,219)	(8,816)
Amortization of prior
service cost	42	54	152	163
Amortization of net loss	209	59	453	176

Net pension expense	$1,686	$1,439	$5,726	$4,316

	Post-Retirement Benefits
	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost-benefits earned
during the year	$148	$164	$542	$491
Interest cost on projected
benefit obligation	145	184	547	553
Amortization of transition
obligation	52	52	156	156
Amortization of net (gain)	(86)	(51)	(152)	(152)

Net post-retirement expense	$259	$349	$1,093	$1,048

The Corporation made a contribution of $10 million to its qualified pension plans during the third quarter of 2004. A contribution of $669,000 is expected to be made during 2004 as benefit payments to retired participants under the Corporation's supplemental retirement plan. A contribution of $486,000 is expected to be made during 2004 as benefits paid for retirees under the post-retirement healthcare plan.

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

On March 19, 2004, the Corporation announced that it had entered into an Accelerated Share Repurchase (“ASR”) agreement whereby 1,000,000 shares of the Corporation’s common stock were repurchased at an initial price of $43.69 per share. The ASR required the counterparty to acquire the shares in the open market over a fixed period of time. On July 27, 2004, the Corporation paid $663,000 for a final settlement amount based on the volume-weighted average price of actual repurchases made by the counterparty in comparison to the initial price.

As of October 2, 2004, and after giving effect to the ASR transaction, the Corporation had authority to repurchase up to $36,130,000 in common stock under its share repurchase program.

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

The Corporation operates in three business segments, printing services, supply-chain management services, and healthcare products. Summarized segment data for the three and nine month periods ended October 2, 2004 and September 27, 2003 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net revenues
Printing Services	$256,708	$243,630	$741,522	$707,231
Supply-Chain
Management	99,146	83,400	304,922	244,946
Healthcare	24,477	24,585	74,597	72,599

Total revenues	$380,331	$351,615	$1,121,041	$1,024,776

Earnings from
operations
Printing Services	$23,083	$20,157	$56,787	$43,067
Supply-Chain
Management	12,234	8,860	34,028	23,294
Healthcare	2,448	2,527	7,388	8,915

Total	$37,765	$31,544	$98,203	$75,276

The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three and nine months ended October 2, 2004 and September 27, 2003 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Reportable segment
earnings from operations	$37,765	$31,544	$98,203	$75,276
Corporate expense (not
allocable to segments)	(7,145)	(4,876)	(20,093)	(14,906)
Interest expense	(1,396)	(1,835)	(4,974)	(6,461)
Interest income	536	598	1,539	1,756
Other income (expense)	(114)	(6)	549	(408)

Earnings before
income taxes	$29,646	$25,425	$75,224	$55,257

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2004 COMPARED TO 2003

Overview

The Corporation reported a strong third quarter of 2004, with results exceeding the prior year for revenues, operating earnings and diluted earnings per share. Revenues for the third quarter of 2004 were $380 million, an increase of 8 percent over revenues of $352 million for the same period of 2003. Revenues for the third quarter of 2004 were up in the Printing Services and Supply-Chain Management Services segments compared with the third quarter of 2003, with the Healthcare Products segment declining slightly. Net earnings for this year’s third quarter were $19.1 million, compared with $16.0 million during the same period last year, an increase of 20%. No special charges were recorded in the third quarter of 2004, while $2.0 million of pre-tax restructuring charges were recorded in the third quarter of 2003. Diluted earnings per share for the third quarter were 76 cents compared with 62 cents in 2003.

Revenues for the first nine months of 2004 were $1.05 billion, an increase of 9% above the $1.02 billion in the first nine months of 2003. Year-to-date net earnings of $48.4 million were 40% above the same period in the prior year. No special charges were recorded in the first nine months of 2004, while $13.1 million of restructuring and litigation settlement charges were recorded in the first nine months of 2003. Diluted earnings per share for the first nine months of 2004 were $1.89 compared with $1.34 in the same period of 2003.

The financial statement presentation of net revenues has been changed to combine the Printing Services segment and Supply-Chain Management Services segment as services revenue. Product sales include the sales of disposable healthcare products in the Healthcare segment.

Net Revenues

Net revenues for the quarter by segment are shown below (dollars in thousands):

Segment	Quarter 3 2004	Quarter 3 2003	Increase %
Printing Services	$256,708	$243,630	5%
Supply-Chain Management Services	99,146	83,400	19%
Healthcare Products	24,477	24,585	--

Total	$380,331	$351,615	8%

Printing Services revenues for the third quarter of 2004 were 5% higher than the comparable quarter in the prior year. The key issues in the third quarter of 2004 related to revenues in this segment were:

•	Revenue in the Book operating unit was up 5% from the prior year third quarter. This was primarily the result of increased sales in the general trade, technology and telecommunications categories.

•	Revenue in the Catalog operating unit decreased by 4% compared with the third quarter of 2003. This decrease was primarily the result of the planned decline in print capacity following the 2003 closure of the St. Paul, Minnesota facility. Some work previously done at the St. Paul facility was transferred to a Direct Marketing operating unit following the closure of the St. Paul facility.

•	Revenue for the Publications operating unit was up 14% from the third quarter last year. The unit continues to grow sales by aggressively increasing market share and increasing the number of magazines printed. Printing activity, as measured by internal pages printed compared with the prior year, increased 5% over the third quarter of 2003.

•	The Direct Marketing operating unit increased revenue by 17% for the third quarter of 2004 compared with the prior year period. The increase was primarily the result of increased sales to all major customer segments and increased demand for complex and customized personalization services.

Printing Services revenues increased by 5% in the first nine months of 2004 compared with the same period of 2003. This increase was the result of the same factors described above that impacted the third quarter of 2004. Two additional items that did not impact the third quarter of 2004 but did impact the first nine months of 2004 are set forth below:

•	The increase in Printing Services revenues for the first quarter of 2004 was offset in part as a result of a $5 million order of government forms at the Catalog operating unit that was supplied in the first quarter of 2003 not being repeated in the first quarter of 2004.

•	Work transferred from the Catalog operating unit increased revenues in the Direct Marketing operating unit by approximately 5% for the first half of 2004 compared with the prior year period.

Net revenues for the Supply-Chain Management segment were 19% higher in the third quarter of 2004 compared with the third quarter of 2003. Approximately $5 million, or 31%, of the increase was related to the change in currency values between the Euro and the U.S. dollar. The remaining increase was the result of both improved sales to the segment’s major technology customers and sales to several new customers.

Net revenues for the Supply-Chain Management segment were 24% higher in the first nine months of 2004 compared with the first nine months of 2003. Approximately $14 million, or 23%, of the increase was related to the change in currency values between the Euro and the U.S. dollar. The remaining increase was the result of both improved sales to the segment’s major technology customers and sales to several new customers. During 1999, the Corporation entered into a five-year agreement with Compaq Computer Corporation (now Hewlett-Packard Company), which contract is subject to one-year extensions pursuant to an evergreen clause. Pursuant to this evergreen clause, the contract has been extended through 2005. Revenue from Hewlett-Packard Company under this agreement totaled approximately $133 million in 2003, and comparable revenue is expected under this contract in fiscal 2004. For the nine months ended October 2, 2004, revenues under this contract totaled $92 million, or 30%, of the Supply Chain Management segment’s total revenues. The loss of this contract could have a material adverse impact on the Corporation’s financial results.

Healthcare segment net revenues in the third quarter of 2004 were slightly lower than the same period of 2003. Net revenues for this segment in the first nine months of 2004 were 3% higher than in the comparable period in 2003. This increase for the first nine months was the result of higher sales to a few large customers.

Earnings from operations

Consolidated earnings from operations of $30.6 million in the third quarter of 2004 were up 15% from the $26.7 million (including the impact of the restructuring described in Note 7) in the prior year third quarter. Operating earnings as a percentage of sales were 8.1%, up from 7.6% in the third quarter of 2003.

Consolidated earnings from operations of $78.1 million in the first nine months of 2004 were up 29% from the $60.4 million (including the impact of the restructuring described in Note 7 and litigation settlement charges) in the prior year first nine months. Operating earnings as a percentage of sales were 7.0% for the first nine months of 2004, up from 5.9% in the comparable period of the prior year.

Segment operating margins were as follows for the third quarter:

Segment	2004	2003
Printing Services	9.0%	8.3%
Supply-Chain Management	12.3%	10.6%
Healthcare	10.0%	10.3%

Operating margins for the Printing Services segment in the third quarter of 2004 increased to 9.0% from 8.3% in the third quarter of 2003. Improved margins in the Catalog operating unit increased Printing Services segment operating margins by 1.0 percentage points, the result of efficiencies from the restructuring in 2003. Approximately .3 percentage points of the operating margin improvement reflected the absence of special charges in the third quarter of 2004. These special charges totaled $900,000 in the third quarter of 2003. These increases in Printing Services segment margins were partially offset by lower operating margins in the Book operating unit. Margins in the Book operating unit declined in the third quarter of 2004 as the result of increased pricing pressure in the educational category.

Operating margins for the Printing Services segment in the first nine months of 2004 increased to 7.7% from 6.1% in the first nine months of 2003. The increase was the result of the same factors described above for the third quarter, including the absence of special charges (1.0 points of improvement) and improved margins in the Catalog operating unit (.7 points of improvement). Improved margins for the Printing Services segment in general were offset by reduced margins in the Book operating unit in the third quarter of 2004.

The principal raw material used by the Corporation in the Printing Services segment is paper. Paper prices in the third quarter of 2004 increased by approximately 5% over the third quarter of 2003. Average paper prices in the first nine months of 2004 were comparable to average prices in the same periods of 2003.

Operating margins for the Supply-Chain Management segment of 12.3% in the third quarter of 2004 were higher than the prior year third quarter margins of 10.6%. The absence of special charges of $1.1 million contributed approximately 1.1 percentage points of operating margin improvement in the third quarter. The remaining increase in operating margin was the result of a higher proportion of value-added content in the product mix. Margins in this segment continue to be at a level higher than would normally be expected, and will likely decrease in the future based on an expected decrease in the proportion of value-added content in the product mix and continued pricing pressure from existing and new customers. Management believes that sustainable long-term margins in the Supply-Chain Management segment will be in the range of 7.5% to 8.5%.

Operating margins for the Supply-Chain Management segment of 11.2% in the first nine months of 2004 were higher than the prior year period margins of 9.5%. The absence of special charges in the first nine months of 2004 positively impacted operating margin by approximately 2.0 percentage points. These special charges totaled $5.9 million in the first nine months of 2003. This increase was offset in part by reduced pricing to major customers and lower-margin sales to new customers.

Healthcare segment operating margins were 10% in the third quarter of 2004, compared with 10.3% in the third quarter of 2003. The majority of this decrease was the result of increased commodity raw materials pricing, particularly paper and resin.

Healthcare segment operating margins of 9.9% were lower for the first nine months of 2004 compared with 12.3% in the first nine months of 2003. The decrease was the result of the increased commodity pricing and increased discounts to a few large customers.

Geographic analysis of net revenues and earnings from operations

Net revenues and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and nine months ended October 2, 2004 and September 27, 2003 are presented below (dollars in thousands). Virtually all sales for the Printing Services and Healthcare segments are to customers in the United States. Sales in the Supply-Chain Management segment are to customers in the United States, Europe and Asia.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net revenues
United States	$304,086	$289,870	$882,797	$840,779
Non-United States	76,245	61,745	238,244	183,997

Total revenues	$380,331	$351,615	$1,121,041	$1,024,776

Earnings from operations
United States	$30,164	$27,314	$76,691	$64,304
Non-United States	7,601	4,230	21,512	10,972

Total	$37,765	$31,544	$98,203	$75,276

Revenues in the United States increased by 5% in the third quarter of 2004 from the prior year quarter and by 5% for the first nine months of 2004 compared with the first nine months of 2003. This increase was consistent with the increase in revenues in the Printing Services segment, which constitutes the majority of the Corporation’s sales in the United States. Non-United States revenues increased by 23% in the third quarter of 2004 from the comparable quarter in the prior year and by 29% for the first nine months of 2004 compared with the same period of 2003. Virtually all non-United States revenues are in the Supply-Chain Management segment and these increases are consistent with the strong growth in revenues and new customers in this segment.

Operating earnings in the United States increased by 10% in the third quarter and increased by 19% for the nine months ended October 2, 2004 as compared with the prior year period. The improvements in both periods were the result of factors described above impacting the Printing Services Segment, primarily the absence of special charges in 2004. Non-United States operating earnings increased significantly in both the three and nine months ended October 2, 2004 from the prior year periods. These improvements in operating margin were due primarily to the absence of special charges in 2004. In addition, increases in operating earnings in non-United States locations were the result of demand by new customers and increased revenues in these geographical markets.

Interest Expense

Interest expense for the third quarter of 2004 was $1.4 million, a reduction of 24% compared with interest expense of $1.8 million in the prior year’s third quarter. Total debt at October 2, 2004 of $94 million was 16% less than the $112 million of debt at the end of the prior year and 17% less than at the end of the same quarter of 2003. The reduction in interest expense was the result of scheduled repayments of long-term debt. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 35.6% for the third quarter of 2004 was lower than the 37.2% effective tax rate in the third quarter of 2003. The Corporation’s effective tax rate of 35.7% for the first nine months of 2004 was lower than the 37.6% effective tax rate in the first nine months of 2003. The reduction in the effective tax rate was due to a greater proportion of foreign earnings generated by the Supply-Chain Management segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States. The Corporation currently expects the tax rate for 2004 to be lower than the rate in 2003.

Liquidity and Capital Resources

The Corporation’s net working capital decreased by $40 million during the first nine months of 2004, primarily due to a reduction in cash. Cash balances decreased by $47 million. Of this decrease, $44 million was attributable to the repurchase of one million shares of common stock in the first quarter of 2004 (see Note 9). The decrease in cash was offset by modest increases in accounts receivable as the result of increased sales levels in the third quarter of 2004. Inventories increased by approximately $18 million, primarily in the Printing Services Sector. This increase is the result of increased work-in-process during the seasonally busier half of the year and strategic pre-buying of paper in advance of expected paper price increases.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. As of October 2, 2004, the Corporation had remaining authority to repurchase up to $36,130,000 in common stock under its share repurchase program.

Capital expenditures were $16.2 million during the third quarter and $54.3 million for the first nine months of 2004, $3.5 million lower than in the third quarter of 2003 and $2.4 million higher than the amount spent during the prior year’s first nine months. Capital expenditures for the full year are expected to be in the range of $70 – $80 million and will be funded by cash on hand or cash provided from operations.

Total debt as a percentage of total capitalization at October 2, 2004 was 15.6%, compared with 17.9% at January 3, 2004. This decrease was the result of scheduled repayments of long-term debt in the first nine months of 2004, offset by the reduction of total equity due to the repurchase of common stock in the first quarter of 2004.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenues in the Supply-Chain Management segment are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. Revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenues from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and post-retirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and post retirement expense recognized in future periods.

•	Asset Impairments. The Corporation adopted SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” during 2002. SFAS No. 144 addresses financial accounting and reporting for long-lived assets. The Corporation regularly reviews all significant assets when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the tests for recoverability indicate that the carrying amount exceeds the fair value, the asset is considered impaired and the appropriate adjustment is recorded. In addition, assets that will be sold or disposed of are accounted for in accordance with SFAS No. 144.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This document includes forward-looking statements. Statements that describe future expectations, including future plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective tax rate, unanticipated swings in foreign currency exchange rates, and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of October 2, 2004, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4. Controls and Procedures

a.	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

b.	Internal Control Over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation implemented new information technology systems in the Printing Services segment that process certain financial transactions. The implementation of these systems had no material impact on the Corporation’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Board of Directors authorized a program for the repurchase of $60 million of the Corporation’s common stock. This program was expanded in October 1998 for the repurchase of an additional $50 million of common stock and was expanded again in December 1999 for the repurchase of an additional $100 million of common stock. There is no specific expiration date for the Corporation’s share repurchase program. As of October 2, 2004 approximately $36,130,000 of shares of the Corporation’s common stock may yet be purchased under the program. No shares were repurchased during the third quarter of 2004.

Item 6.       Exhibits

Exhibits -

10.1 Form of Nonstatutory Stock Option Agreement
10.2     Long-Term Incentive Cash Compensation Plan
10.3     Supplemental Executive Retirement Plan, as amended
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

     BANTA CORPORATION

      /s/ Geoffrey J. Hibner
     Geoffrey J. Hibner
     Chief Financial Officer

      Date: November 10, 2004

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended October 2, 2004

Exhibit Number

10.1          Form of Nonstatutory Stock Option Agreement

10.2          Long-Term Incentive Cash Compensation Plan

10.3          Supplemental Executive Retirement Plan, as amended

31.1          Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2          Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32             Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.