Form 10-K
period 2005-01-01
BANTA CORP
filed 2005-03-17
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2005

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 751-7777

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.10 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

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

        Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2004: $1,094,866,610.

        Number of shares of common stock outstanding as of March 1, 2005: 25,137,640.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Annual Report to Shareholders for the year ended January 1, 2005 (incorporated into Parts I and II).
(2)	Portions of the Definitive Proxy Statement for annual meeting of shareholders to be held on April 26, 2005 (incorporated into Part III).

PART I

Item 1.     Business

General

        Banta Corporation (the “Corporation”) operates in three business segments, printing services, supply-chain management services and healthcare products. The Corporation’s printing services segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to some of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation’s healthcare segment produces and sources disposable products used in outpatient clinics, dental offices and hospitals. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin 54952. The Corporation had approximately 8,400 employees at the end of fiscal 2004.

        Footnote 14 to the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 1, 2005 includes further information on the Corporation’s business segments, which information is incorporated herein by reference. The Corporation announced on February 14, 2005, that it had reached an agreement to sell substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd., to an affiliate of Fidelity Capital Investors, Inc. Fidelity Capital, a private equity investment division of Boston-based Fidelity Strategic Investments, will pay $67 million in cash in connection with the sale of Banta Healthcare, which is headquartered at its manufacturing facility in Neenah, WI. Closing of the transaction, which is scheduled for the first quarter of 2005, is subject to customary closing conditions, including the receipt of financing and anti-trust clearance.

        This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, unanticipated issues associated with the closing of the sale of the assets of Banta Healthcare Group, Ltd. and unexpected issues related to the application of the net proceeds received therefrom, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective income tax rate, potential repatriation of foreign earnings, unanticipated swings in foreign currency exchange rates and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date of this Annual Report on Form 10-K, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Customers

        The Corporation sells its services and products to a large number of customers and generally does not have long-term production contracts with its print or healthcare customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and magazine production, and to a lesser extent, catalog production. The Corporation has a contract with Hewlett-Packard Company that currently runs through 2005, subject to one-year extensions pursuant to an evergreen provision. Revenue from Hewlett-Packard Company under this agreement totaled approximately $123 million in 2004, and comparable revenue is expected under this contract in 2005.

        Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 34%, 33%, and 33% of revenue during 2004, 2003, and 2002, respectively. No customer accounted for more than 10% of the Corporation’s revenue in 2004, 2003, or 2002.

        International operations represented 21%, 19%, and 15% of consolidated revenue and 26%, 23%, and 17% of consolidated assets in 2004, 2003, and 2002, respectively.

Backlog

Lead-time for services varies, depending upon the type of customer, the industry being serviced and seasonal factors, including paper availability. Backlogs for the printing services segment are expressed in terms of time scheduled on equipment and not dollar value. Consequently, the dollar value of backlog is not readily available for the printing services segment. Backlogs are not considered material in either the supply-chain management services or healthcare segments.

Markets Served

The Corporation operates in three business segments; printing services, supply-chain management services and healthcare products. These markets are summarized in the following table and described in greater detail below. Tables in this section set forth the approximate percentage of segment revenue contributed by each class of similar products for the last three fiscal years.

	2004	2003	2002
Print	66%	68%	72%
Supply-chain management	27	25	21
Healthcare	7	7	7

TOTAL	100%	100%	100%

Printing Services Segment

Within the print segment, the Corporation’s net sales can be further subdivided into five general categories:

	2004	2003	2002
Book	43%	43%	44%
Catalog	14	16	17
Direct Marketing	21	19	19
Publications	20	20	18
Other	2	2	2

TOTAL	100%	100%	100%

•	Book

        The Corporation provides the book publishing market with a variety of print, digital print and electronic media solutions, in addition to a full range of value-added packaging, fulfillment, document management and distribution services. With twenty-one manufacturing and distribution centers across the United States, the Corporation serves publishing customers in the educational, trade, professional and religious segments. The Corporation provides products including soft cover books, business-to-business and industrial catalogs, specialty calendars, multimedia kits and instructional games.

•	Catalog

        The Corporation’s main catalog facility produces catalogs primarily for the specialty and retail catalog markets. Bindery services within all these facilities provide ink-jet labeling and demographic binding (which allows several different versions of the same catalog to be bound simultaneously). Distribution services are provided by various operating units within the printing services segment, including computerized mail distribution planning systems. These services assist the Corporation’s customers in minimizing postage costs and are an integral part of catalog printing services.

•	Direct Marketing

        Printed materials for direct marketing customers are produced in three facilities. These products vary in format and size, and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sample or sell a product or solicit a response. The Corporation’s imaging technology enables customers to obtain complex personalized direct mail pieces produced at press speeds. The Corporation’s direct marketing customers are primarily marketers of financial services, consumer packaged goods and retail products, as well as advertising agencies.

•	Publications

        The Corporation’s three facilities serving the magazine market print, sort and mail over 1,100 different magazines. These magazines are primarily short-to-medium run publications (usually less than 350,000 copies), which are generally distributed to subscribers by mail. The Corporation’s primary magazine customers are publishers of specialty magazines, including religious, business and professional journals; and hobby, craft and sporting publications. The Corporation also provides its customers with computerized mailing lists, re-print services and distribution services.

•	Other

        Prepress services are provided by several of the Corporation’s facilities to publishers, printers and advertising agencies. Such services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These units also provide electronic graphic design, digital photography and on-demand print services. During the last several years, these units have diversified their customer base to include packaging customers and have increased their ability to maximize plant utilization by connecting their facilities through an extensive network of high-speed telecommunication lines. The Corporation also offers multiple graphic communication solutions to its customers including interactive online products for the Internet; web site design, hosting and maintenance; and standard or customized electronic commerce solutions.

Supply-Chain Management Services Segment

        Banta Global Turnkey is a global supply-chain management services business providing a wide range of outsourcing services, from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. Customers include computer hardware, computer software, communications and networking companies; and medical device manufacturers, in North America, Europe, and Asia. The Corporation provides the systems, technology and infrastructure to manage multiple elements of the supply chain, integrating the Corporation, its customers and the customers’ suppliers into a common information technology system, thereby increasing capacity while reducing costs, cycle times and inventory requirements. With nearly two decades of experience serving the technology marketplace, this segment of the Corporation is a significant contributor to the evolution of turnkey services around the world.

Healthcare Segment

        Banta Healthcare Products manufactures and sources a broad range of disposable products used in primary care physician offices, acute and long-term care facilities and dental offices. The Corporation converts paper, tissue and poly film into single-use products. In addition, this division extrudes resin into film products for use in its manufacturing processes and for sale to external customers. Its products include exam room table paper, examination gowns, drape sheets and dental towels. The Corporation announced on February 14, 2005, that it had reached an agreement to sell substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. Effective February 14, 2005, this segment is considered an asset held for sale under Financial Accounting Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and will be accounted for as a discontinued operation.

Certain Risk Considerations

        The Corporation’s business is exposed to risk from a variety of factors. Three key areas of risk, while not intended to be a comprehensive or definitive list, are summarized below.

•	Competition

        In the printing services segment, consolidation within the graphic arts industry has continued during the last few years. This trend has resulted in fewer competitors, creating several competitors that are larger than the Corporation in size, with broader product offerings. The major competitive factors in the Corporation’s printing services segment are quality of finished products, time-to-market and distribution capabilities, ongoing customer service, price, availability of time on equipment and schedule flexibility. The consolidation of customers within certain of the Corporation’s markets could result in greater competitive pricing pressures and the potential for increased volume solicitation as customers reduce the number of vendors they use. In recent years, seasonal excess capacity in the printing industry has resulted in lower unit prices. The Corporation believes it has been able to remain competitive in part because it is financially able to invest in modern, technologically-advanced equipment, which helps reduce unit costs, and because of productivity gains resulting from continuous improvement programs.

        The major competitive factors in the Corporation’s supply-chain management services segment are customer service, price, location relative to customer manufacturing sites, quality of information technology and the ability to develop creative and innovative solutions for customer manufacturing, fulfillment and distribution needs. In recent years, continuing pressure from customers to reduce costs, reduce time to market and improve quality of service has led to increased pricing pressures. The Corporation believes it has been able to remain competitive because of its continued investment in training employees and in technology in order to deliver excellent service.

•	Customers

        The Corporation’s supply-chain management services segment primarily serves global technology customers. This concentration of customers within one industry creates increased risk when there is a significant decline in this industry. In addition, this segment has a concentration of revenue with several large customers.

        Certain of the supply-chain management services locations use a local currency other than the United Stated dollar. Changes in foreign currency exchange rates can result in increases or decreases in revenues and operating earnings for these locations.

•	General Economic Conditions

        Global economic conditions have the potential to significantly impact the Corporation’s financial results. Within the printing services segment, a change in economic conditions can impact many areas of spending, including government, business and individual spending. These changes can have a direct impact on the amount of print business available. Examples include:

1.	Reductions or increases in state government spending on education leads to a corresponding decrease or increase in the demand for educational materials, which are produced by the Corporation’s book business unit.
2.	Reductions or increases in business spending on advertising impact advertising page counts in magazines, and the volume of direct marketing materials. These changes can affect results in the Corporation’s publication, direct marketing and catalog business units.

        Within the supply-chain management services segment, a change in economic conditions that influences individual or business spending on technology has the potential to significantly affect the Corporation’s major customers in this market, which could impact the Corporation’s financial performance by lowering demand for its services.

Raw Materials

        The principal raw material used by the Corporation in the printing services segment is paper. Most of the Corporation’s production facilities are located in areas with concentrated papermaking resources, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

        During 2004, the cost of paper increased on a composite average by approximately 4%. The cost of paper, when supplied by the Corporation, is passed through to the customer. As a result, increased paper prices in 2004 had a modest positive impact on revenue. In 2003 and 2002, the cost of paper decreased by approximately 2% and 10%, respectively. The cost of ink used in certain portions of the printing services segment of the business decreased in 2004, 2003 and 2002. The Corporation uses a number of other raw materials including resins, packaging materials and subcontracted components. The cost of these materials for the printing services segment remained relatively stable in 2004, 2003 and 2002.

        Materials used for assembly, testing and fulfillment in the supply-chain management services segment are specific to the customers’ products and may include computer keyboards or components, cables, printed manuals, CD or DVD media, various hardware components and packing materials. There is no single, dominant raw material used in this business segment.

        The Corporation uses raw materials such as specialty paper (machine glaze, tissue and crepe), resins, packaging materials and subcontracted components in the healthcare products segment. The cost of paper increased by approximately 16% and 13% in 2004 and 2003, respectively, and decreased by approximately 12% in 2002. The cost of resins, which are produced from natural gas, increased by approximately 13% and 27% in 2004 and 2003, respectively, and decreased by approximately 2% in 2002. The cost of packaging materials and subcontracted components increased by approximately 4% in 2004 and remained relatively stable in 2003 and 2002.

Research and Development

        The Corporation is engaged in research and development relating to technology and system enhancements and has made investments for such purposes. One of the objectives of the technical research and development effort is to establish a competitive advantage in existing markets by focusing on improving operating procedures, increasing machine speeds and improving paper usage.

Environmental Considerations

        The Corporation has environmental compliance programs primarily for the control of air quality, groundwater quality, disposal of waste material and all aspects of the work environment involving employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Capital expenditures for environmental control equipment are expected to be in the same range for 2005. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Requirements of the U.S. Environmental Protection Agency and state agencies nationwide relating to disposal of waste in landfill sites are increasing, thus creating higher costs for the Corporation and its competitors. Costs for environmental compliance and waste disposal have not been material to the Corporation in the past, but management believes that expenditures for these purposes may have a negative impact on its earnings and those of its competitors in the future. However, any increased costs are not expected to have a material impact on the Corporation’s competitive position, assuming similar costs are required of competitors. The Corporation does not believe at the present time that any costs, claims or penalties that may be incurred or assessed under environmental laws, in connection with known environmental assessment and remediation matters, beyond any reserves already provided, will have a material adverse effect upon the operations or consolidated financial position of the Corporation.

Foreign Operations

        Footnote 14 to the Corporation’s Consolidated Financial for the fiscal year ended January 1, 2005 includes information on the Corporation’s foreign operations.

Seasonality

        There is no significant seasonal pattern to the Corporation’s consolidated quarterly revenue and earnings.

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

Executive Officers of the Corporation

Name, Age, Position	Business Experience During Last Five Years
Stephanie A. Streeter; 47	Chairman of the Board since April 2004; President
Chairman of the Board,	and Chief Executive Officer since October
Chief Executive Officer and President	2002; President and Chief Operating Officer from
January 2001 to August 2002; Chief Operating
Officer of idealab! (creator and operator of Internet
businesses) from January 2000 to December 2000.
Geoffrey J. Hibner; 55	Chief Financial Officer since August 2003;
Chief Financial Officer	independent management consultant and
consultant with Bridge Associates, LLC (management consulting firm) from 2000 to 2003; Senior Vice President,
Finance & Administration, and Chief Financial Officer of The Timberland Company (branded footwear, apparel and accessories) from 1997 to 2000.
Michael B. Allen; 45	President, Banta Print Sector since January 2003; Executive
President, Banta Print Sector	Vice President Print Sector for R.R. Donnelly (printing
services) from 2001 to 2002; Executive Vice President
Core Commercial Print for R.R. Donnelly from 2000 to 2001.
Terry J. Margolis; 62	President, Banta Supply-Chain Management Sector since
President, Banta Supply-Chain	April 2003; President, Banta Healthcare Group from 2002 to
Management and Healthcare Sector	April 2003; Vice President, Eastern Operations of Overhead
Door Corporation (designer, manufacturer and distributor
of entrance systems) from 1999 to 2001. As a result of the
Corporation's proposed sale of its healthcare business,
it is currently anticipated that Mr. Margolis will
leave the Corporation in the second quarter of 2005.
Ronald D. Kneezel; 48	Vice President, General Counsel and Secretary.
Vice President, General Counsel and
Secretary
Dennis J. Meyer; 49	Vice President Marketing and Planning of the Corporation.
Vice President Marketing and Planning
Frank W. Rudolph; 48	Vice President Human Resources of the Corporation
Vice President Human Resources	since September 2000; Chief Administrative
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

Item 2.     Properties

        At the end of fiscal 2004, the Corporation’s operations were conducted at thirty-three production facilities in the United States and at seven foreign production facilities. The detail of the domestic owned and leased facilities by state, along with total square footage is as follows:

Print Segment				Supply-Chain Management Segment
State	Owned Facilities	Leased Facilities	Total Facilities	State	Owned Facilities	Leased Facilities	Total Facilities
Connecticut	1	--	1	California	--	1	1
Georgia	--	1	1	Texas	--	1	1
Illinois	--	1	1	Wisconsin	--	1	1

Massachusetts	--	1	1	Total		3	3
Minnesota	4	2	6
Missouri	1	--	1
Ohio	1	--	1
Pennsylvania	--	1	1
Tennessee	1	--	1	Healthcare Segment
Utah	1	1	2		Owned	Leased	Total
Virginia	2	--	2	State	Facilities	Facilities	Facilities
Washington	--	--	--	California	1	--	1
Wisconsin	3	7	10	Wisconsin	1	--	1

Total	14	14	28	Total	2	--	2

Approximate square footage of owned facilities:

Office Space	354,000
Manufacturing	1,887,000
Warehouse	1,788,000

Total	4,030,000

        Foreign production facilities located in Ireland, Scotland, The Netherlands, Singapore and China are leased. The total of all leased facilities contain approximately 3,377,000 square feet of space. The buildings owned and leased by the Corporation are primarily of steel and brick construction, and are considered well maintained and adequate for the Corporation’s needs.

Item 3.     Legal Proceedings

        In the ordinary course of its business, the Corporation is involved in litigation matters. Based on the Corporation’s assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Corporation’s shareholders during the quarter ended January 1, 2005.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

        The Corporation’s stock is listed on the New York Stock Exchange.

        Under long-term debt agreements to which the Corporation is a party, the payment of cash dividends by the Corporation is subject to certain limitations. As of January 1, 2005, approximately $93,278,000 of retained earnings were not restricted under these agreements.

        The information set forth under the caption “Dividend Record and Market Prices” in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 1, 2005 is hereby incorporated herein by reference in response to this Item. Reference is also made to the information included under Item 12 of this report.

Item 6.     Selected Financial Data

Summary of Earnings (dollars in thousands)	2004	2003[1]	2002	2001	2000
Revenue	$1,523,252	$1,418,497	$1,366,457	$1,457,935	$1,537,729

Net earnings	68,005	46,614	43,799	49,997	58,743

Diluted earnings per share of common stock	2.67	1.81	1.71	2.01	2.35

Dividends paid per common share	.68	.66	.64	.61	.60

Financial Summary

Working capital	300,635	299,315	274,368	188,866	166,356

Net plant and equipment	288,127	286,347	277,971	324,984	344,261

Total assets	905,573	896,072	805,264	788,046	854,524

Total debt	87,927	111,834	130,866	156,896	187,707

Interest expense	6,248	8,420	11,343	13,720	16,754

Shareholders' investment	537,966	513,429	453,113	407,278	370,912

1 2003 comprised 53 weeks, all other years comprised 52 weeks.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption “Management’s Discussion and Analysis” in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 1, 2005 is hereby incorporated herein by reference in response to this Item.

Item 7A.     Quantitative and Qualitative Discussion about Market Risk

        The information set forth under the caption “Management’s Discussion and Analysis” in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 1, 2005 is hereby incorporated herein by reference in response to this Item.

Item 8.     Financial Statements and Supplementary Data

        The Consolidated Balance Sheets of the Corporation and subsidiaries as of January 1, 2005 and January 3, 2004 and the related Consolidated Statements of Earnings, Cash Flows and Shareholders’ Investment for the fiscal years ended January 5, 2005, January 3, 2004, and December 28, 2002, together with the related notes thereto and the reports of Ernst &Young LLP, Independent Registered Public Accounting Firm set forth in the portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2005 filed as Exhibit 13 hereto are hereby incorporated herein by reference in response to this Item.

        The information set forth under the caption “Unaudited Quarterly Financial Information” in the Corporation’s Annual Report to Shareholders for the fiscal year ended January 1, 2005 is hereby incorporated herein by reference in response to a portion of this Item.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

        The report of management required under this Item 9A is incorporated by reference to the report set forth under the heading “Management’s Report on Internal Control over Financial Reporting” in the portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2005 filed as Exhibit 13 hereto.

Attestation Report of Registered Public Accounting Firm

        The attestation report required under this Item 9A is incorporated by reference to the report set forth under the heading “Attestation Report of Registered Public Accounting Firm” in the portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2005 filed as Exhibit 13 hereto.

Changes in Internal Controls

        There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.     Other Information

        On January 24, 2005, the Compensation Committee of the Corporation’s Board of Directors established the specific performance goals for participants in the Corporation’s 2005 short-term and long-term incentive compensation programs for the Corporation’s executive officers and other key employees. The short-term incentive compensation program is designed to provide a bonus to participants based on the achievement of annual corporate and/or business unit performance goals. The bonus earned by each participant in 2005 will be calculated based on a fixed percentage of the participant’s salary and the percentage of achievement of the annual corporate and/or business unit performance goals, as determined by the Board of Directors. The performance goals for the short-term incentive compensation program are based upon the following four metrics: (i) revenue of the Corporation; (ii) earnings per share; (iii) return on assets managed; and (iv) for participants affiliated with a specific business unit, in addition to the corporate goals using the foregoing factors, the operating income, revenue and return on assets managed of the applicable business unit.

        The long-term incentive program is designed to provide a bonus to participants based on achievement of corporate performance goals over a three year period. The bonus earned by each participant in 2005 will be equal to a fixed percentage of the participant’s salary, subject to minimum and maximum payouts, based on the percentage of achievement of the three-year corporate performance goals, as determined by the Board of Directors. The performance goals established for this plan are based upon the following three metrics: (i) revenue of the Corporation; (ii) earnings per share; and (iii) return on assets managed .

PART III

Item 10.     Directors and Executive Officers of the Registrant

        The information under the captions “Election of Directors”, “Board of Directors — Committees” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, when such proxy statement is filed with the Securities Exchange Commission, will be incorporated herein by reference in response to a portion of this Item. Reference is also made to the information under the heading “Executive Officers of the Corporation” included under Item 1 of Part I of this report.

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

Item 11.     Executive Compensation

        The information under the captions “Board of Directors” and “Executive Compensation” (other than the information under the subheading “Committee Report on Executive Compensation”) to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the captions “Stock Ownership” and “Approval of the 2005 Equity Incentive Plan – Equity Compensation Plan Information” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 13.     Certain Relationships and Related Transactions

        The information under the caption “Other Matters – Related Party Transaction” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 14.     Principal Accountant Fees and Services

        The information under the caption “Ratification of Ernst & Young LLP as Independent Auditors of the Company for 2005 — Independent Auditors’ Fees” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, when such proxy statement is filed with the Securities and Exchange Commission, will be hereby incorporated herein by reference in response to this item.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		PAGE REFERENCE
		Annual Report to Shareholders	Form 10-K
1.	Financial Statements:
	Reports of Ernst & Young LLP, Independent Registered
	Public Accounting Firm	23-24
	Consolidated Balance Sheets at
	January 1, 2005 and January 3, 2004	25
	For each of the three years in the period ended
	January 1, 2005:
	Consolidated Statements of Earnings	26
	Consolidated Statements of Cash Flows	27
	Consolidated Statements of
	Shareholders' Investment	28
	Notes to Consolidated Financial Statements	29
2.	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts		17

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
(f)  Amendment to Promissory Note Agreement dated July 17, 1990 (8)
(g)  Note Purchase and Medium-term Note Agreement Dated November 2, 1995 (9)
(h)  Credit Agreement dated March 10, 2000 (10)
(i) Amendment to Purchase and Private Shelf Agreement dated May 12, 1994 (11)

Note: The registrant has outstanding certain issues of industrial revenue bonds, none of which authorize the issuance of securities in an amount exceeding 10% of the registrant’s consolidated assets. The registrant hereby agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10% of the registrant’s consolidated assets.

*10.	(a) Supplemental Executive Retirement Plan, as amended and restated (12)
(b)   Agreement with Ronald D. Kneezel (13)
(c)  Form of Agreement with Stephanie A. Streeter, Geoffrey J. Hibner, Michael B. Allen and Terry J. Margolis (14)
(d)   1985 Deferred Compensation Plan for Key Employees, as amended and restated (15)
(e)  1988 Deferred Compensation Plan for Key Employees, as amended and restated (16)
(f)  Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (17)
(g)   Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (18)
(h)  Revised Form of Indemnity Agreements with Directors and Certain Officers (19)
(i)   Executive Trust Agreement (20)
(j)  Amendment to Executive Trust Agreement (21)
(k)   1991 Stock Option Plan, as amended (22)
(l)   Description of Supplemental Long-term Disability Plan (23)
(m)   Equity Incentive Plan, as amended (24)
(n)   Agreement with Stephanie A. Streeter (25)
(o)   Amendment to the Deferred Compensation Plans for Key Employees (26)
(p)   Executive Deferred Compensation Plan “B”, as amended and restated (27)
(q)   Long-Term Incentive Cash Compensation Plan, as amended and restated (28)
(r)   Short-Term Incentive Plan, as amended and restated (29)
(s)   Deferred Compensation Plan for Certain Directors, as amended and restated (30)
(t)   Agreement with Geoffrey J. Hibner (31)
(u)   Form of Nonstatutory Stock Option Agreement (32)
(v)   Form of Restricted Stock Award Agreement (33)
(w)   Executive Deferred Compensation Plan “C”
(x)   Agreement with Michael B. Allen
(y) Agreement with Terry J. Margolis

13.	Portions of Annual Report to Shareholders for the fiscal year ended January 1, 2005 that are incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Exhibits 10(a) through 10(y) are management contracts or compensatory plans or arrangements. All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(1)	Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.

(2)	Exhibit No. 3.2 to Form 8-K dated December 22, 2004 is hereby incorporated herein by reference.

(3)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.

(4)	Exhibit No. 4 to Form 10-Q for the quarter ended September 29, 1990 is hereby incorporated herein by reference.

(5)	Exhibit No. 4.1 to the Form 8-A Registration Statement dated November 5, 2001 is hereby incorporated herein by reference.

(6)	Exhibit No. 4.1 to the Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated herein by reference.

(7)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

(8)	Exhibit No. 4(c) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.

(9)	Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.

(10)	Exhibit No. 4(a) to Form 10-Q for the quarter ended April 1, 2000 is hereby incorporated herein by reference.

(11)	Exhibit No. 4.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.

(12)	Exhibit No. 10.3 to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.

(13)	Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(14)	Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.

(15)	Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(16)	Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(17)	Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(18)	Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.

(19)	Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference .

(20)	Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.

(21)	Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.

(22)	Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.

(23)	Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.

(24)	Exhibit No. 10.1 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.

(25)	Exhibit No. 10(w) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(26)	Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

(27)	Exhibit No. 10.2 to Form 10-Q for the quarter ended July 2, 2004 is hereby incorporated herein by reference.

(28)	Exhibit No. 10.2 to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.

(29)	Exhibit No. 10 (s) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.

(30)	Exhibit No. 10 (t) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.

(31)	Exhibit No. 10 (u) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.

(32)	Exhibit No. 10 (v) to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.

(33)	Exhibit No. 10.1 to Form 10-Q for the quarter ended July 3, 2004 is hereby incorporated herein by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(b)	The exhibits required to be filed are identified in Item 15(a) 3. above.

(c)	None

BANTA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED January 1, 2005, January 3, 2004 and December 28, 2002

Allowance for Uncollectible Accounts: (Dollars in thousands)
	Balance, Beginning of Year	Additions (Reductions) to Allowance Affecting Earnings	Charges to Allowance, Net	Balance, End of Year
2004	$6,257	$ (285)	$ 394	$5,578

2003	$6,582	$ 2,444	$2,769	$6,257

2002	$7,084	$ 1,677	$2,179	$6,582

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANTA CORPORATION
DATE: March 17, 2005	BY: /s/ Stephanie A. Streeter
Stephanie A. Streeter, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephanie A. Streeter	March 17, 2005
Stephanie A. Streeter, Chairman of the Board,
President, Chief Executive Officer, and Director
/s/ Geoffrey J. Hibner	March 17, 2005
Geoffrey J. Hibner, Chief Financial Officer
/s/ Jameson Adkins Baxter	March 17, 2005
Jameson Adkins Baxter, Director
/s/ John F. Bergstrom	March 17, 2005
John F. Bergstrom, Director
/s/ Henry T. DeNero	March 17, 2005
Henry T. DeNero, Director
/s/ David T. Gibbons	March 17, 2005
David T. Gibbons, Director
/s/ Paul C. Reyelts	March 17, 2005
Paul C. Reyelts, Director
/s/ Ray C. Richelsen	March 17, 2005
Ray C. Richelsen, Director
/s/ Michael J. Winkler	March 17, 2005
Michael J. Winkler, Director

Banta Corporation File No. 1-14637
Form 10-K, Year Ended January 1, 2005

EXHIBIT INDEX

_________________

Exhibit Number

10 (w)	Executive Deferred Compensation Plan “C”

10 (x)	Agreement with Michael B. Allen

10 (y)	Agreement with Terry J. Margolis

13.	Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2005

21.	List of Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.