Form 10-Q
period 2005-04-02
BANTA CORP
filed 2005-05-12
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 2, 2005

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (920) 751-7777

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No /_/

        Common stock outstanding as of April 20, 2005 – 24,809,491 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended April 2, 2005

INDEX

		Page Number

PART I	FINANCIAL INFORMATION:
Item 1 -	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	April 2, 2005 and January 1, 2005	3
	Condensed Consolidated Statements of Earnings
	for the Three Months Ended April 2, 2005
	and April 3, 2004	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended April 2, 2005
	and April 3, 2004	5
	Notes to Condensed Consolidated Financial Statements -
	April 2, 2005	6-11
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-16
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4 -	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 1 -	Legal Proceedings	17
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6 -	Exhibits	18
SIGNATURES		18
EXHIBIT INDEX		19
CERTIFICATIONS		20-22

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	April 2, 2005	January 1, 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$140,401	$133,093
Receivables	262,150	263,087
Inventories	98,908	102,892
Other current assets	21,734	25,169

Total Current Assets	523,193	524,241

Plant and equipment	1,001,589	999,935
Less accumulated depreciation	722,958	711,808

Plant and equipment, net	278,631	288,127
Goodwill	65,991	66,371
Other assets	28,037	26,834

Total Assets	$895,852	$905,573

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$108,778	$105,656
Accrued salaries and wages	29,852	44,410
Other accrued liabilities	45,247	47,946
Current maturities of long-term debt	25,597	25,594
Short-term borrowings	10,000	--

Total Current Liabilities	219,474	223,606

Long-term debt	61,073	62,333
Deferred income taxes	25,622	25,622
Other non-current liabilities	58,162	56,046

Total Liabilities	364,331	367,607

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,396,577 and 29,278,884 shares issued, respectively	2,940	2,928
Amount in excess of par value of stock	45,695	41,454
Retained earnings	594,765	582,973
Unearned compensation	(1,719)	(840)
Treasury stock, at cost - 4,567,753 and 4,232,412 shares, respectively	(129,192)	(114,046)
Accumulated other comprehensive income	19,032	25,497

Total Shareholders' Investment	531,521	537,966

	$895,852	$905,573

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	April 2, 2005	April 3, 2004
Continuing Operations
Revenue	$386,277	$349,528
Cost of printing and supply-chain services	302,358	277,302

Gross earnings	83,919	72,226
Selling and administrative expenses	63,297	51,066

Earnings from operations	20,622	21,160
Interest expense	(1,556)	(1,890)
Interest income	737	527
Other income, net	414	159

Earnings from continuing operations
before income taxes	20,217	19,956
Provision for income taxes	6,470	7,139

Earnings from continuing operations	13,747	12,817
Discontinued operations:
Earnings from operations of discontinued
Healthcare segment, net of income taxes	2,260	1,257

Net earnings	$16,007	$14,074

Basic earnings per share of common stock:
Earnings from continuing operations	$0.55	$0.50
Earnings from discontinued operations	0.09	0.05

Total	$0.64	$0.55

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.54	$0.49
Earnings from discontinued operations	0.09	0.05

Total	$0.63	$0.54

Cash dividends per share of common stock	$0.17	$0.17

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands)
	Three Months Ended
	April 2, 2005	April 3, 2004
Cash Flows from Operating Activities
Net earnings	$16,007	$14,074
Depreciation	14,460	15,127
Deferred income taxes	14	(727)
Tax benefit from the exercise of stock options	967	1,012
Non-cash stock compensation	154	--
Gain on sale of plant and equipment	(2,315)	(482)
Change in assets and liabilities
Decrease (increase) in receivables	937	(4,438)
Decrease in inventories	3,984	363
Decrease in accounts payable
and accrued liabilities	(14,094)	(3,989)
Net change in other current assets and liabilities	3,421	3,932
Net change in other non-current assets and liabilities	913	10

Cash provided from operating activities	24,448	24,882

Cash Flows From Investing Activities
Capital expenditures	(9,980)	(18,865)
Proceeds from the sale of plant and equipment	6,952	668

Cash used for investing activities	(3,028)	(18,197)

Cash Flows From Financing Activities
Repayments of long-term debt	(1,256)	(1,267)
Short-term borrowings, net of repayments	10,000	--
Dividends paid	(4,257)	(4,388)
Proceeds from exercise of stock options	2,771	1,734
Repurchase of common stock	(15,664)	(43,690)

Cash used for financing activities	(8,406)	(47,611)

Effect of exchange rate changes on cash and cash equivalents	(5,706)	(476)

Net increase (decrease) in cash	7,308	(41,402)
Cash and cash equivalents at the beginning of period	133,093	181,112

Cash and cash equivalents at the end of the period	$140,401	$139,710

Cash payments for:
Interest, net of capitalized interest	$1,069	$1,353
Income taxes	487	556

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2005
(UNAUDITED)

1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Banta Corporation (the “Corporation”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation’s latest Annual Report on Form 10-K.

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 2, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	April 2, 2005	January 1, 2005
Raw materials	$55,561	$49,055
Work-in-process and finished goods	43,347	53,837

	$98,908	$102,892

3)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate to the assumed exercise of stock options, the assumed vesting of restricted stock and the assumed settlement of the 2004 accelerated share repurchase agreement described in Note 8.

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended
	April 2, 2005	April 3, 2004
Basic	25.0	25.7
Diluted	25.4	26.1

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net earnings	$16,007	$14,074
Foreign currency translation
adjustments	(6,465)	(649)

Comprehensive earnings	9,542	$13,425

5)	Goodwill

Changes in the carrying amount of goodwill by segment for the quarter ended April 2, 2005 consist of the following (dollars in thousands):

	Printing services	Supply-chain management services	Healthcare	Total
Balance at January 1, 2005	$37,552	$6,855	$21,964	$66,371
Translation adjustments for goodwill
denominated in foreign currencies	-0-	(380)	-0-	(380)

Balance at April 2, 2005	$37,552	$6,475	$21,964	$65,991

6)	Stock-Based Compensation

The Corporation has two stock-based employee compensation plans. The Corporation’s stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for stock options granted under these plans. The Corporation amortizes restricted stock awards to net earnings over the vesting period based on the fair value of the stock at the date of grant.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net earnings, as reported	$16,007	$14,074
Add:
Compensation expense related to restricted stock
included in net earnings, net of related taxes	92	--
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(979)	(1,349)

Pro forma net earnings	$15,120	$12,725

Earnings per share
As reported:
Basic	$0.64	$0.55

Diluted	$0.63	$0.54

Pro forma:
Basic	$0.60	$0.50

Diluted	$0.60	$0.49

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, the Corporation will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Corporation accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the disclosures above appropriately reflect the impact this standard would have on reported net earnings if adopted in the periods presented.

During the quarter ended April 2, 2005, the Corporation awarded an aggregate of 24,159 shares of restricted stock to certain employees. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $1,033,000 was charged to shareholders’ investment for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year vesting period. The Corporation had 48,147 and 23,988 shares of restricted stock outstanding at April 2, 2005, and January 1, 2005, respectively. Compensation expense related to restricted stock for the quarter ended April 2, 2005 was $154,000 ($92,000 net of related taxes). No shares of restricted stock were outstanding during the quarter ended April 3, 2004.

7)	Employee Benefit Plans

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all years presented are combined with the pension plans. The Corporation makes contributions to the qualified plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act of 1974.

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

The Corporation’s postretirement healthcare program provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”). In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), which provides accounting guidance to employers that offer prescription drug benefits under retiree healthcare benefit plans to Medicare eligible retirees. FSP 106-2 requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost. The Corporation has elected to integrate retiree healthcare coverage with the new Medicare Part D, in a method similar to the way benefits currently integrate with Medicare Parts A and B. In the third quarter of 2004, the Corporation adopted FSP 106-2 retroactive to January 4, 2004.

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits Three months ended		Other Benefits Three months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Service cost-benefits earned during the year	$2,564	$2,327	$111	$197
Interest cost on projected benefit
obligation	2,674	2,437	111	201
Expected return on plan assets	(3,391)	(2,921)	--	--
Amortization of prior service cost	2	55	--	--
Amortization of transition obligation	--	--	52	52
Amortization of net loss (gain)	352	122	(107)	(33)

Net pension and postretirement
benefits expense	$2,201	$2,020	$167	$417

The Corporation expects to make no contributions to its qualified pension plans during the 2005 fiscal year. A contribution of $716,000 is expected to be made as benefit payments to retired participants under the Corporation’s supplemental retirement plan. A contribution of $496,000 is expected to be made as benefits paid to retirees under the postretirement healthcare plan.

8)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous program. Through February 2005, the Corporation had purchased 6,519,400 shares of its common stock under the previous authority at an aggregate cost of $173,870,000.

During the quarter ended April 2, 2005, the Corporation purchased 359,500 shares of outstanding common stock under the newly approved repurchase program at an aggregate cost of $15,664,000.

On March 19, 2004, the Corporation announced that it had entered into an Accelerated Share Repurchase (“ASR”) agreement whereby 1,000,000 shares of the Corporation’s common stock were repurchased at an initial price of $43.69 per share. The ASR required the counterparty to acquire the shares in the open market over a fixed period of time. On July 27, 2004, the Corporation paid $663,000 to settle the ASR. The final settlement amount was based on the volume-weighted average price of $44.35 per share for actual repurchases made by the counterparty.

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of April 2, 2005, the Corporation had authority to repurchase up to an additional $134,336,000 in common stock under the current share repurchase program.

9)	Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. Summarized segment data for the three months ended April 2, 2005 and April 3, 2004 are as follows (dollars in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Revenue
Printing services	$274,937	$246,536
Supply-chain management services	111,340	102,992

Total	$386,277	$349,528

Earnings from Operations
Printing services	$16,477	$16,437
Supply-chain management services	12,407	10,674

Total	28,884	27,111

The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three months ended April 2, 2005 and April 3, 2004 (dollars in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Reportable segment earnings from operations	$28,884	$27,111
Corporate expenses (not allocated to segments)	(8,262)	(5,951)
Interest expense	(1,556)	(1,890)
Interest income	737	527
Other income, net	414	159

Earnings from continuing operations before
income taxes	20,217	19,956

10)	Subsequent event

The Corporation announced on February 14, 2005, that it had reached an agreement to sell substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. for $67 million, subject to final net working capital adjustments. The sale was completed on April 12, 2005, and the transaction will be accounted for in the Corporation’s second quarter of fiscal year 2005. The operations of Healthcare have been reflected as discontinued operations in the accompanying condensed consolidated statements of earnings. The accompanying condensed consolidated balance sheets include the following assets and liabilities of Healthcare held for sale at April 2, 2005, and January 1, 2005, respectively (dollars in thousands):

	April 2, 2005	January 1, 2005
Current assets	$17,328	$19,554
Long-lived assets, including goodwill	29,814	30,126
Current liabilities	9,033	10,066
Non-current liabilities	10	12

In a separate transaction related to the divestiture of Healthcare, the Corporation sold its warehouse in Rialto, CA, to a California real estate investment company for $7.0 million. A gain of $1.3 million, net of income taxes, is included in earnings from discontinued operations in the accompanying condensed consolidated statements of earnings for the quarter ended April 2, 2005.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

Organization of Information

Management’s Discussion and Analysis is intended to provide investors a narrative of the recent performance, financial condition and prospects of Banta Corporation (the “Corporation”). It should be read in conjunction with the accompanying financial statements and includes the following sections:

Overview
Business Segments
Results of Operations and Related Information
Liquidity and Capital Resources
Critical Accounting Policies
Forward Looking Statements

Overview

The Corporation operates in two business segments, printing services and supply-chain management services. The Corporation’s printing services segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to some of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution.

The Corporation announced on February 14, 2005, that it had reached an agreement to sell substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. for $67 million, subject to final net working capital adjustments. The sale was completed on April 12, 2005, and the transaction will be accounted for in the Corporation’s second quarter of fiscal year 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of Healthcare, which previously comprised the entire healthcare segment, have been reflected as discontinued operations in the accompanying condensed consolidated statements of earnings.

Business Segments

Beginning with the current fiscal year, the Corporation strategically realigned certain components of the printing services segment. The Corporation’s literature management services had previously been included as a part of the book operating unit. Effective January 2, 2005, the Corporation’s literature management services became a separately managed operating unit. The literature management operating unit provides print related outsourcing services involving digital printing, package assembly, fulfillment and distribution for healthcare organizations, financial service providers and other large corporations.

Results of Continuing Operations and Related Information

The Corporation reported record first quarter 2005 results from continuing operations, with results exceeding the prior year period for revenue, earnings and diluted earnings per share. Revenue in the first quarter of 2005 was $386.3 million, an increase of 10.5% above the first quarter 2004 revenue of $349.5 million. Revenue for the first quarter of 2005 increased in all segments compared with the first quarter of 2004. Net earnings from continuing operations for the first quarter of 2005 were $13.7 million, compared with $12.8 million during the same period last year, an increase of 7.3%. Diluted earnings per share from continuing operations for the first quarter were 54 cents compared with 49 cents in the first quarter of 2004.

Revenue

Revenues for the quarter by segment are shown below (dollars in thousands):

Segment	Quarter 1 2005	Quarter 1 2004	Increase %
Printing Services	$274,937	$246,536	11.5%

Supply-Chain Management Services	111,340	102,992	8.1%

Total	$386,277	$349,528	10.5%

Printing services revenue for the first quarter of 2005 was 11.5% higher than the comparable quarter in the prior year. The key issues related to revenue in this segment were:

•	Approximately one-third of the revenue increase for the segment was the result of paper price increases compared to the prior year. Paper prices were approximately 16% higher than the prior year, and these increases are generally passed on to the customer.
•	Revenue in the Book operating unit was up 11% compared with the prior year first quarter, primarily due to stronger educational volumes in advance of the traditionally busy second and third quarters of the year. In addition, the 2005 first quarter results included strong increases in business-to-business catalog printing in comparison to the first quarter of 2004.
•	Revenue for the Literature Management operating unit was comparable to the first quarter of the prior year. Increased revenue to new customers was offset by the loss of several large promotional orders printed in the first quarter of 2004 that did not repeat in 2005.
•	Revenue in the Catalog operating unit increased by 15% compared with the first quarter of 2004. The increased revenue was due to market share gains, higher customer retention than in prior years and increased order quantities as customers attempted to build their customer base ahead of an anticipated year-end postage increase.
•	Revenue for the Publications operating unit was up 13% from the first quarter last year. Approximately one-third of the increase was due to higher paper prices, with the remainder of the increase due to continued market share gains.
•	The Direct Marketing operating unit increased revenue by 11% for the first quarter of 2005 compared with the prior year period. Increased revenue for this unit was due to improved mix as the operating unit printed more complex material, primarily in-line finishing and on-press personalization.

Revenue for the supply-chain management services segment was 8.1% higher in the first quarter of 2005 compared with the first quarter of 2004. Approximately $4 million, or 50%, of the increase resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of improved sales to the segment’s major technology customers.

The Corporation has a contract with Hewlett-Packard Company that runs through 2005, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract has been extended through 2005. Revenue from Hewlett-Packard Company under this agreement totaled approximately $134 million in 2004 and comparable revenue is expected under this contract in 2005. The loss of this contract could have a material adverse impact on the Corporation’s financial results.

Earnings from operations

Consolidated earnings from continuing operations of $20.6 million in the first quarter of 2005 declined slightly from $21.2 million in the prior year first quarter. Operating earnings from continuing operations as a percentage of revenue was 5.3%, down from 6.0% in the prior year period. Changes in operating earnings from continuing operations as a percentage of revenue are discussed below by segment.

Segment operating margins were as follows for the first quarter:

Segment	2005	2004
Printing Services	6.0%	6.7%
Supply-Chain Management Services	11.1%	10.4%

Operating margins for the printing services segment in the first quarter of 2005 decreased to 6.0% from 6.7% in the first quarter of 2004. Approximately half of the decrease was related to lower margins in the Literature Management operating unit from the loss of promotional work that was printed in the first quarter of 2004 and not repeated in the first quarter of 2005 and additional expenses related to its formation as a separate printing services division. The remaining decrease was related to business mix and productivity issues in the Publications and Book operating units and increased employee healthcare costs across the printing services segment.

The principal raw material used by the Corporation in the printing services segment is paper. Paper prices in the first quarter of 2005 were approximately 16% higher than prices in the first quarter of 2004.

Operating margins for the supply-chain management services segment of 11.1% in the first quarter of 2005 were higher than the prior year first quarter margins of 10.4%. This increase in operating margins was primarily the result of strong sales to customers with a higher proportion of value-added sales to material sales, resulting in higher margins for the quarter. Operating margins in this segment continue to be at a level higher than would normally be expected, and will likely decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and anticipated pricing pressure from existing and new customers.

Interest Expense

Interest expense for the first quarter of 2005 was $1.6 million, a reduction of 18% compared with interest expense of $1.9 million in the prior year’s first quarter. The reduction in interest expense was the result of scheduled repayments of long-term debt. Total long-term debt at April 2, 2005 of $87 million was 22% less than the $111 million of long-term debt at the end of the first quarter of 2004. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 32.0% for the first quarter of 2005 was lower than the 35.8% effective tax rate in the first quarter of 2004. The reduction in the effective tax rate was due to a greater proportion of foreign earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

Liquidity and Capital Resources

The Corporation’s net working capital increased by less than 1% during the first quarter of 2005. Short-term borrowings of $10 million during the first quarter of 2005, proceeds from which were used primarily to finance the purchase of common shares under the share repurchase program, were offset by reductions in accrued liabilities related to accrued wages and incentives paid in the first quarter.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended April 2, 2005, the Corporation purchased 359,500 shares of outstanding common stock under the repurchase program at an aggregate cost of $15,664,000. As of April 2, 2005, the Corporation had authority to repurchase up to an additional $134,336,000 in common stock under the current share repurchase program.

Capital expenditures were $10.0 million during the first quarter of 2005, a decrease of $8.9 million from the amount expended during the prior year’s first quarter. Capital expenditures for the full year are expected to be approximately $70 million and will be funded by cash on hand or cash provided from operations.

Total long-term debt as a percentage of total capitalization at April 2, 2005 was 14.0%, which was unchanged from the 14.0% at January 1, 2005. Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenue is recognized, net of estimated discounts, when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenue in the supply-chain management services segment is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management’s judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenue from contracts that do not meet these criteria is recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods.

•	Asset Impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

•	Income taxes.The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:
°	Management reviews the Corporation’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.
°	The Corporation establishes accruals for certain tax contingencies when, despite the belief that the Corporation’s tax return positions are fully supported, the Corporation believes that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.
°	The Corporation has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.
°	The Corporation is currently evaluating the effects of repatriating certain foreign earnings. The Corporation may repatriate as much as $100 million of its foreign earnings, which would carry a one-time tax charge to the Corporation’s consolidated results of operations of up to approximately $8.5 million.

Forward–Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated costs or delays associated with the productivity-enhancing projects to be undertaken in the second quarter of 2005, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of April 2, 2005, the Corporation had short-term borrowings of $10 million outstanding against lines of credit with banks at variable interest rates. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

Exposure to adverse changes in foreign exchange rates is not considered material. Potential market risk associated with changes in foreign exchange is considered in contractual arrangements with customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Corporation is involved in litigation matters. Based on the Corporation’s assessment of these matters and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended April 2, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2, 2005 - February 1, 2005	--	$--	--	$36,130,000
February 2, 2005 - March 1, 2005	--	--	--	$150,000,000
March 2, 2005 - April 2, 2005	359,500	$43.57	359,500	$134,336,000

Total	359,500	$43.57	359,500

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous program. Through February 2005, the Corporation had purchased 6,519,400 shares of its common stock under the previous authority at an aggregate cost of $173,870,000.

During the quarter ended April 2, 2005, the Corporation purchased 359,500 shares of outstanding common stock under the newly approved repurchase program at an aggregate cost of $15,664,000.

Item 6. Exhibits

Exhibits –
10.1	Asset Purchase Agreement among Banta Corporation, Banta Healthcare Group Ltd. and BHG Acquisition LLC, dated as of February 12, 2005 (incorporated by reference to Exhibit 10.1 of Banta Corporation’s Current Report on Form 8-K dated April 12, 2005).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION

/s/ Geoffrey J. Hibner Geoffrey J. Hibner Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2005

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended April 2, 2005

Exhibit Number

10.1	Asset Purchase Agreement among Banta Corporation, Banta Healthcare Group Ltd. and BHG Acquisition LLC, dated as of February 12, 2005 (incorporated by reference to Exhibit 10.1 of Banta Corporation’s Current Report on Form 8-K dated April 12, 2005).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.