Form 10-Q
period 2005-07-02
BANTA CORP
filed 2005-08-09
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

        Common stock outstanding as of July 25, 2005 – 24,031,195 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended July 2, 2005

INDEX

		Page Number
PART I	FINANCIAL INFORMATION:
Item 1 -	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	July 2, 2005 and January 1, 2005	3
	Condensed Consolidated Statements of Earnings
	for the Three Months and Six Months Ended July 2, 2005
	and July 3, 2004	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended July 2, 2005
	and July 3, 2004	5
	Notes to Condensed Consolidated Financial Statements -
	July 2, 2005	6-11
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-18
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 -	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 1 -	Legal Proceedings	20
Item 2 -	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 4 -	Submission of Matters to a Vote of Security Holders	21
Item 6 -	Exhibits and Reports on Form 8-K	21
SIGNATURES		22
EXHIBIT INDEX		23

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	July 2, 2005	January 1, 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$155,505	$133,093
Receivables	242,705	263,087
Inventories	95,781	102,892
Other current assets	18,481	25,169

Total Current Assets	512,472	524,241

Plant and equipment	963,648	999,935
Less accumulated depreciation	694,219	711,808

Plant and equipment, net	269,429	288,127
Goodwill	43,605	66,371
Other assets	28,374	26,834

Total Assets	$853,880	$905,573

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$96,440	$105,656
Accrued salaries and wages	35,245	44,410
Other accrued liabilities	50,412	47,946
Current maturities of long-term debt	11,282	25,594

Total Current Liabilities	193,379	223,606

Long-term debt	58,534	62,333
Deferred income taxes	20,639	25,622
Other non-current liabilities	60,629	56,046

Total Liabilities	333,181	367,607

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,482,004 and 29,278,884 shares issued, respectively	2,948	2,928
Amount in excess of par value of stock	47,945	41,454
Retained earnings	624,225	582,973
Unearned compensation	(1,468)	(840)
Treasury stock, at cost - 5,295,464 and 4,232,412 shares, respectively	(161,523)	(114,046)
Accumulated other comprehensive earnings	8,572	25,497

Total Shareholders' Investment	520,699	537,966

	$853,880	$905,573

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Continuing operations:
Revenue	$366,060	$341,062	$752,337	$690,590
Cost of printing and supply-chain services	286,748	268,700	589,106	546,002

Gross earnings	79,312	72,362	163,231	144,588
Selling and administrative expenses	58,543	50,972	121,840	102,038

Earnings from operations	20,769	21,390	41,391	42,550
Interest expense	(1,541)	(1,688)	(3,097)	(3,578)
Interest income	923	476	1,660	1,003
Other income, net	383	560	797	719

Earnings from continuing operations
before income taxes	20,534	20,738	40,751	40,694
Provision for income taxes	6,570	7,305	13,040	14,444

Earnings from continuing operations	13,964	13,433	27,711	26,250
Discontinued operations:
Earnings from operations of discontinued
Healthcare segment, net of income taxes	(258)	1,771	702	3,028
Gain from sale of Healthcare segment,
net of income taxes	20,075	--	21,375	--

Net earnings	$33,781	$15,204	$49,788	$29,278

Basic earnings per share of common stock:
Earnings from continuing operations	$0.57	$0.54	$1.12	$1.04
Earnings (loss) from discontinued operations	(0.01)	0.07	0.03	0.12
Earnings from gain on sale of Healthcare segment	0.82	--	0.86	--

Total	$1.37	$0.61	$2.01	$1.16

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.56	$0.53	$1.10	$1.02
Earnings (loss) from discontinued operations	(0.01)	0.07	0.03	0.12
Earnings from gain on sale of Healthcare segment	0.80	--	0.85	--

Total	$1.35	$0.60	$1.98	$1.14

Cash dividends declared per share of common stock	$0.18	$0.17	$0.35	$0.34

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands) Six Months Ended
	July 2, 2005	July 3, 2004
Cash Flows from Operating Activities
Net earnings	$49,788	$29,278
Depreciation	28,497	30,709
Deferred income taxes	--	(723)
Tax benefit from the exercise of stock options	1,865	1,046
Non-cash stock compensation	314	61
Gain on sale of Healthcare segment	(21,375)	--
Gain on sale of plant and equipment	(355)	(543)
Change in assets and liabilities
Decrease in receivables	14,033	10,219
Increase in inventories	(2,302)	(9,085)
Decrease in accounts payable
and accrued liabilities	(8,293)	(14,847)
Net change in other current assets and liabilities	(3,533)	8,321
Net change in other non-current assets and liabilities	3,043	712

Cash provided from operating activities	61,682	55,148

Cash Flows From Investing Activities
Capital expenditures	(23,984)	(38,096)
Proceeds from the sale of Healthcare segment and related warehouse	69,145	--
Proceeds from the sale of plant and equipment	1,072	757

Cash provided from (used for) investing activities	46,233	(37,339)

Cash Flows From Financing Activities
Repayments of long-term debt	(18,111)	(16,809)
Dividends paid	(8,474)	(8,620)
Proceeds from exercise of stock options, net	4,122	1,919
Repurchase of common stock	(47,837)	(43,690)
Other	(57)	--

Cash used for financing activities	(70,357)	(67,200)

Effect of exchange rate changes on cash and cash equivalents	(15,146)	(2,366)

Net increase (decrease) in cash	22,412	(51,757)
Cash and cash equivalents at the beginning of period	133,093	181,112

Cash and cash equivalents at the end of the period	$155,505	$129,355

Cash payments for:
Interest, net of capitalized interest	$3,224	$3,588
Income taxes	8,170	5,899

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2005
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended July 2, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	July 2, 2005	January 1, 2005
Raw materials	$57,396	$49,055
Work-in-process and finished goods	38,385	53,837

	$95,781	$102,892

3)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate to the assumed exercise of stock options, the assumed vesting of restricted stock and in 2004, the assumed settlement of the accelerated share repurchase agreement described in Note 8.

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Basic	24.6	24.9	24.8	25.3
Diluted	24.9	25.4	25.2	25.7

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings	$33,781	$15,204	$49,788	$29,278
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(10,460)	(2,098)	(16,925)	(2,747)

Comprehensive earnings	$23,321	$13,106	$32,863	$26,531

5)	Goodwill

Changes in the carrying amount of goodwill by segment during the six months ended July 2, 2005 consist of the following (dollars in thousands):

	Printing Services	Supply-Chain Management	Healthcare	Total
Balance at January 1, 2005	$37,552	$6,855	$21,964	$66,371
Sale of Healthcare segment	-0-	-0-	(21,964)	(21,964)
Translation adjustments for goodwill
denominated in foreign currencies	-0-	(802)	-0-	(802)

Balance at July 2, 2005	$37,552	$6,053	$-0-	$43,605

6)	Stock-Based Compensation

The Corporation has three stock-based employee compensation plans. The Corporation’s stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for stock options granted under these plans. The Corporation amortizes restricted stock awards to net earnings over the vesting period based on the fair value of the stock at the date of grant.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings, as reported	$33,781	$15,204	$49,788	$29,278
Add: Compensation expense related
to restricted stock included in
net earnings, net of related taxes	96	37	188	37
Deduct: Compensation expense
determined under SFAS No. 123,
net of related taxes	(824)	(1,111)	(1,803)	(2,425)

Pro forma net earnings	$33,053	$14,130	$48,173	$26,890

Earnings per share
As reported:
Basic	$1.37	$.61	$2.01	$1.16

Diluted	$1.35	$.60	$1.98	$1.14

Pro forma:
Basic	$1.34	$.57	$1.94	$1.06

Diluted	$1.33	$.56	$1.94	$1.04

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, the Corporation will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Corporation accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the disclosures above appropriately reflect the impact this standard would have on reported net earnings if it had been adopted in the periods presented.

During the six months ended July 2, 2005, the Corporation awarded an aggregate of 25,537 shares of restricted stock to certain employees. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $1,092,000 was charged to shareholders’ investment for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year vesting period. The Corporation had 38,973 and 23,988 shares of restricted stock outstanding at July 2, 2005, and January 1, 2005, respectively. Compensation expense related to restricted stock for the six months ended July 2, 2005, and July 3, 2004 was $314,000 ($188,000 net of related taxes) and $61,000 ($37,000 net of related taxes), respectively.

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

Net periodic pension and post-retirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits
	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost-benefits earned during
the year	$2,564	$2,327	$5,128	$4,654
Interest cost on projected benefit
obligation	2,674	2,437	5,348	4,875
Expected return on plan assets	(3,391)	(2,921)	(6,782)	(5,841)
Amortization of prior service cost	2	55	4	109
Amortization of net loss	352	122	704	243

Net pension expense	$2,201	$2,020	$4,402	$4,040

	Post-retirement Benefits
	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost-benefits earned during
the year	$111	$197	$222	$394
Interest cost on projected benefit
obligation	111	201	222	402
Amortization of transition obligation	52	52	104	104
Amortization of net gain	(107)	(33)	(214)	(65)

Net post-retirement benefits expense	$167	$417	$334	$835

The Corporation currently expects to make no contributions to its qualified pension plans during fiscal 2005. A contribution of $716,000 is expected to be made as benefit payments to retired participants under the Corporation’s supplemental retirement plan during fiscal 2005. A contribution of $496,000 is expected to be made as benefits paid to retirees under the postretirement healthcare plan during fiscal 2005.

8)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150,000,000 share repurchase program, which replaced the Corporation’s previous program. Through February 2005, the Corporation had purchased 6,519,400 shares of its common stock under the previous authority at an aggregate cost of $173,870,000.

During the quarter ended July 2, 2005, the Corporation purchased 724,600 shares of outstanding common stock under the newly approved repurchase program at an aggregate cost of $32,173,000. During the six months ended July 2, 2005, the Corporation purchased 1,084,100 shares under the repurchase program at an aggregate cost of $47,837,000.

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

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of July 2, 2005, the Corporation had authority to repurchase up to an additional $102,163,000 in common stock under the current share repurchase program.

9)	Sale of Healthcare Segment

On April 12, 2005 the Corporation sold substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. for $67 million, subject to net working capital adjustments. This transaction generated net proceeds of $62.4, subject to the final working capital adjustment. The results of operations of Healthcare for the period up to the date of sale and the gain on the sale, have been reflected in the discontinued operations line item in the accompanying condensed consolidated statements of earnings. The Corporation recognized a $23.7 million gain on the sale of the segment ($20.1 million net of related income taxes). The effective tax rate of the transaction was favorably impacted by the Corporation’s ability to offset a portion of the gain with previously incurred capital losses. The deferred tax assets related to the aforementioned capital loss carryforwards had been offset in full by a valuation allowance until the sale transaction closed, due to uncertainty regarding realization of the capital loss carryforwards.

The accompanying condensed consolidated balance sheets include the following assets and liabilities of Healthcare at January 1, 2005 (dollars in thousands):

January 1, 2005
Current assets	$19,554
Long-lived assets, including goodwill	30,126
Current liabilities	10,066
Non-current liabilities	12

During the first quarter of 2005, in a transaction related to the sale of Healthcare, the Corporation sold its warehouse in Rialto, CA, to a California real estate investment company for $7.0 million. A gain of $1.3 million, net of income taxes, with respect to the sale of the warehouse is included in gain on the sale of discontinued operations in the accompanying condensed consolidated statements of earnings for the six months ended July 2, 2005.

10)	Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. Summarized segment data for the three-and six-month periods ended July 2, 2005 and July 3, 2004 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue
Printing services	$256,747	$238,278	$531,684	$484,814
Supply-chain management services	109,313	102,784	220,653	205,776

Total	$366,060	$341,062	$752,337	$690,590

Earnings from operations
Printing services	$16,959	$17,267	$33,436	$33,704
Supply-chain management services	11,114	11,120	23,521	21,794

Total	$28,073	$28,387	$56,957	$55,498

The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three-and six month periods ended July 2, 2005 and July 3, 2004 (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Reportable segment earnings	$28,073	$28,387	$56,957	$55,498
from operations
Corporate expenses (not	(7,304)	(6,997)	(15,566)	(12,948)
allocable to segments)
Interest expense	(1,541)	(1,688)	(3,097)	(3,578)
Interest income	923	476	1,660	1,003
Other income, net	383	560	797	719

Earnings before income taxes	$20,534	$20,738	$40,751	$40,694

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2005 COMPARED TO 2004

Organization of Information

Management’s Discussion and Analysis is intended to provide investors a narrative of the recent performance, financial condition and prospects of Banta Corporation (the “Corporation”). It should be read in conjunction with the accompanying financial statements and includes the following sections:

Overview
Operating Unit Realignment
Results of Operations and Related Information
Liquidity and Capital Resources
Critical Accounting Policies
Forward Looking Statements

Overview

The Corporation operates in two business segments, printing services and supply-chain management services. The Corporation’s printing services segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials, packaging and fulfillment, and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to some of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting to order fulfillment and global distribution.

As discussed in detail in Note 9 to the condensed consolidated financial statements, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005, for $67 million, subject to net working capital adjustments. This transaction generated net proceeds of $62.4, subject to the final working capital adjustment. A gain of $20.1 million, net of income taxes, was recorded in the second quarter of 2005 as a result of the transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets have been reflected as discontinued operations in the accompanying condensed consolidated statements of earnings. The following discussion and analysis relating to results of operations is based on a comparison of the Corporation’s results of operations from continuing operations.

Operating Unit Realignment

Beginning with the current fiscal year, the Corporation strategically realigned certain components of the printing services segment. The Corporation’s literature management services had previously been included as a part of the book operating unit. Effective January 2, 2005, the Corporation’s literature management services became a separately managed operating unit. The literature management operating unit provides print related outsourcing services involving digital printing, package assembly, fulfillment and distribution for healthcare organizations, financial service providers, retailers and other large corporations.

Results of Continuing Operations and Related Information

The Corporation’s second quarter 2005 results from continuing operations exceeded the prior year period for revenue, earnings and diluted earnings per share. Revenue for the second quarter of 2005 was $366.1 million, an increase of 7.3% above the second quarter 2004 revenue of $341.1 million. Revenue for the second quarter of 2005 increased in both segments compared with the second quarter of 2004. Earnings from continuing operations for the second quarter of 2005 were $14.0 million, compared with $13.4 million during the same period last year, an increase of 4.0%. Diluted earnings per share from continuing operations for the second quarter were 56 cents compared with 53 cents in the second quarter of 2004.

Revenue for the first half of 2005 was $752.3 million, an increase of 8.9% above the $690.6 million in the first half of 2004. Year-to-date earnings from continuing operations of $27.7 million were 5.6% above the $26.3 million in the same period in the prior year. Diluted earnings per share from continuing operations for the first six months of 2005 were $1.10 compared with $1.02 in the same period of 2004.

The discontinued operations related to the Healthcare segment reported a loss, net of income taxes, of $258,000 in the second quarter of 2005 and a gain, net of income taxes, of $702,000 through the date of sale on April 12, 2005. A gain of $20.1 million, net of income taxes, was recorded in the second quarter of 2005 as a result of the sale of the segment, and a gain of $21.4 million, net of taxes, was recorded through the date of sale on April 12, 2005. The gain of $21.4 million includes $1.3 million of gain from the sale of a related warehouse in the first quarter of 2005. Diluted earnings per share for both the results of operations and gain recorded on the sale of assets was 79 cents in the second quarter of 2005 and 88 cents for the period ended July 2, 2005.

Diluted earnings per share for the second quarter were $1.35 compared with 60 cents in the second quarter of 2004. Diluted earnings per share for the first six months of 2005 were $1.98 compared with $1.14 in the same period of 2004.

Revenue

Revenue for the quarter by segment is shown below (dollars in thousands):

Segment	Quarter 2 2005	Quarter 2 2004	Increase %
Printing Services	$256,747	$238,278	7.8%
Supply-Chain Management Services	109,313	102,784	6.4%
Total	$366,060	$341,062	7.3%

Printing services revenue for the second quarter of 2005 was 7.8% higher than the comparable quarter in the prior year, even though two major presses were being rebuilt and two others were being relocated. Work on these presses was substantially complete at the end of the second quarter of 2005. The other key issues related to revenue in this segment were:

•	Approximately 50% of the revenue increase for the segment was the result of paper price increases compared with the prior year period. Paper prices were approximately 20% higher than the prior year, and these increases are generally passed on to the customer.
•	Revenue in the Book operating unit was up 8% compared with the prior year second quarter, with approximately 30% of this increase related to higher paper prices. The remaining increase was primarily due to increased educational volumes resulting from the increase in education adoptions in 2005.

•	Revenue for the Literature Management operating unit increased 3% compared with the second quarter of 2004. The revenue growth was the result of increased promotional activity from several key customers.
•	Revenue in the Catalog operating unit increased by 5% compared with the second quarter of 2004. The increase in revenue was due primarily to higher paper prices and was partially offset by a major press rebuild which negatively impacted printing capacity for the quarter.
•	Revenue for the Publications operating unit was up 18% from the second quarter last year. Approximately one-third of the increase was due to higher paper prices, with the remainder of the increase due to increased market share gains.
•	The Direct Marketing operating unit increased revenue by 7% for the second quarter of 2005 compared with the prior year period. Increased revenue for this unit was due primarily to improved product mix as demand increased for more complex services, primarily in-line finishing and on-press personalization. In addition, improved activity in traditional direct mail products also increased revenue during the quarter.

Printing services revenue increased by 10% in the first half of 2005 compared with the first half of 2004. Revenue grew faster during the first quarter of 2005 than in the second quarter of 2005, largely due to the press rebuilds and relocations described above.

Revenue for the supply-chain management services segment was 6.4% higher in the second quarter of 2005 compared with the second quarter of 2004. Approximately $1.3 million, or 20%, of the increase resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of improved sales to the segment’s major technology customers.

For the first half of 2005, net revenue for the supply-chain management services segment was 7.2% higher than the first half of 2004. Approximately $5.3 million, or 35%, of the increase resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of improved sales to the segment’s major technology customers.

The Corporation has a contract with Hewlett-Packard Company, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract has been extended through 2005. Revenue from Hewlett-Packard Company under this agreement totaled approximately $134 million in 2004 and comparable revenue is expected under this contract in 2005. The loss of this contract could have a material adverse impact on the Corporation’s financial results.

Earnings from operations

Consolidated earnings from continuing operations of $20.8 million in the second quarter of 2005 declined slightly from $21.4 million in the prior year second quarter. Operating earnings from continuing operations as a percentage of revenue were 5.7%, down from 6.3% in the prior year period. Changes in operating earnings from continuing operations as a percentage of revenue are discussed below by segment.

Consolidated earnings from continuing operations of $41.4 million in the first half of 2005 were slightly lower than the $42.6 million in the prior year first half. Operating earnings as a percentage of revenue were 5.5% for the first half of 2005, down from 6.2% in the comparable period in 2004.

Segment operating margins were as follows for the second quarter:

Segment	2005	2004
Printing Services	6.6%	7.2%
Supply-Chain Management Services	10.2%	10.8%

Operating margins for the printing services segment in the second quarter of 2005 decreased to 6.6% from 7.2% in the second quarter of 2004. Overall operating margins in the segment were lower than the prior year primarily due to two general factors, namely, lower margins on the paper revenue described above (which constituted a larger percentage of overall sales than in the second quarter of 2004) and the loss of productivity from the press rebuilds and relocations that occurred in the second quarter. In addition, the costs to launch the new Literature Management operating unit, the cost of new productivity programs and higher employee healthcare costs reduced operating earnings. Operating margins increased in the Direct Marketing operating unit as mix shifted to more complex, personalized services and in the Catalog operating unit based on continuing operational improvements. These increases were more than offset by decreased operating margins in the Publications, Literature Management and Book operating units from the issues described above.

Printing services segment operating margins for the first half of 2005 declined to 6.3% from 7.0% in the first half of 2004. The decrease was the result of the same factors described above for the second quarter. In addition, promotional work in the Literature Management operating unit in the first half of 2004 that did not repeat in the first half of 2005, contributed to the overall decrease.

The principal raw material used by the Corporation in the printing services segment is paper. Paper prices in the second quarter of 2005 were approximately 20% higher than prices in the second quarter of 2004. The cost of paper is generally passed to the customer and has no significant impact on operating earnings.

Operating margins for the supply-chain management services segment of 10.2% in the second quarter of 2005 were lower than the prior year second quarter margins of 10.8%. This decrease in operating margins was primarily the result of one-time costs related to customer service requirements and personnel expenses.

Operating margins for the supply-chain management services segment of 10.7% for the first half of 2005 were slightly higher than the prior year first half margins of 10.6%. The operating margin decrease described above for the second quarter was more than offset by the increased mix of higher margin activities experienced by the supply-chain management services segment in the first quarter of 2005. This resulted in slightly higher operating margins for the year to date when compared to the same period in the prior year. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and may continue to decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and anticipated continued pricing pressure from existing and new customers.

Geographic analysis of net revenues and earnings from operations

Net revenue and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and six months ended July 2, 2005 and July 3, 2004 are presented below (dollars in thousands). Virtually all revenue for the printing services segment was from customers in the United States. Revenue in the supply-chain management services segment was from customers in the United States, Europe and Asia.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue
United States	$289,604	$260,720	$592,705	$530,561
Non-United States	76,456	80,342	159,632	160,029

Total	$366,060	$341,062	$752,337	$690,590

Earnings from operations
United States	$22,068	$20,902	$42,178	$41,056
Non-United States	6,005	7,485	14,779	14,442

Total	$28,073	$28,387	$56,957	$55,498

Revenues in the United States increased by 11% in the second quarter of 2005 from the prior year quarter and by 12% for the first six months of 2005 compared with the first six months of 2004. This increase is the result of both the growth of printing services revenue in the United States and strong growth in supply-chain management services in the United States. Revenue earned in the United States by the supply-chain management services segment increased 46% and 33%, respectively for the second quarter and first six months of 2005 and is primarily due to increased demand domestically from the segments technology customers. Non-United States revenue decreased slightly in the second quarter of 2005 from the comparable quarter in the prior year and was virtually even for the first six months of 2005 compared with the same period of 2004. Growth with new and existing customers outside the United States was offset by the loss of two customers in these locations.

Operating earnings in the United States increased by 6% in the second quarter and increased by 3% for the six months ended July 2, 2005 as compared with the prior year period. The improvements in both periods were the result of the increased, higher margin activities from the supply-chain management segment in the United States, which more than offset the slight decrease in operating earnings experienced by the printing services segment. Non-United States operating earnings decreased by approximately 20% in second quarter of 2005 and were equivalent for the six months ended July 2, 2005 from the prior year periods. The decrease in the second quarter is related to the one-time customer service and personnel costs described above.

Interest Expense

Interest expense for the second quarter of 2005 was $1.5 million, a reduction of 12% compared with interest expense of $1.7 million in the prior year’s second quarter. Interest expense for the period ended July 2, 2005 was $3.1 million, a reduction of 13% from the prior year first half. The reduction in interest expense for both the quarter and the first half of the year was the result of scheduled repayments of long-term debt. Total long-term debt at July 2, 2005 of $69.8 million was 26% less than the $95.0 million of long-term debt at the end of the second quarter of 2004. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 32.0% for the second quarter of 2005 was lower than the 35.2% effective tax rate in the second quarter of 2004. The Corporation’s effective tax rate of 32.0% for the first half of 2005 was lower than the 35.5% effective tax rate in the first half of 2004. The reduction in the effective tax rate is based on the expected proportion of foreign earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the tax rates in the United States.

Liquidity and Capital Resources

The Corporation’s net working capital increased by approximately 6% during the first half of 2005. Accounts receivable and inventories decreased by 8% in the aggregate, which was nearly offset by an 8% reduction in aggregate accounts payable and other current liabilities. The increase in cash, which drove the overall increase in working capital, was a result of earnings from operations and receipt of the proceeds from the sale of Healthcare.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended July 2, 2005, the Corporation purchased 724,600 shares of outstanding common stock under the repurchase program at an aggregate cost of $32,173,000. For the six months ended July 2, 2005 the Corporation purchased 1,084,100 shares of outstanding common stock under the repurchase program at an aggregate cost of $47,837,000. The second quarter share repurchases were principally financed from the proceeds from the sale of Healthcare. As of July 2, 2005, the Corporation had authority to repurchase up to an additional $102,163,000 in common stock under the current share repurchase program.

Capital expenditures were $14.0 million during the second quarter and $24.0 million during the first six months of 2005, a decrease of $14.1 million from the amount expended during the prior year’s first six months. Capital expenditures for the full year are expected to be approximately $70 million and will be funded by cash on hand or cash provided from operations.

Total long-term debt as a percentage of total capitalization at July 2, 2005 was 11.8%, which was a decrease from the 14.0% at January 1, 2005. This decrease was the result of scheduled repayments of long-term debt in the second quarter of 2005, partially offset by the reduction of total equity affected by the repurchase of common stock in the first half of 2005. Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenue is recognized, net of estimated discounts, when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenue in the supply-chain management services segment is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management’s judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenue from contracts that do not meet these criteria is recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods.

•	Asset Impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

•	Income taxes.The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

o	Management reviews the Corporation’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.
o	The Corporation establishes accruals for certain tax contingencies when, despite the belief that the Corporation’s tax return positions are fully supported, the Corporation believes that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.
o	The Corporation has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.
o	The Corporation is currently evaluating the effects of repatriating certain foreign earnings. The Corporation may repatriate as much as $100 million of its foreign earnings, which would carry a one-time tax charge to the Corporation’s consolidated results of operations of up to approximately $6.0 million.

Forward-Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated costs or delays associated with ongoing productivity-enhancing projects, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated issues associated with the strategic objective of growing the supply-chain management business, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of July 2, 2005, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended July 2, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 3, 2005 - May 7, 2005	32,800	$42.35	32,800	$132,947,000
May 8, 2005 - June 4, 2005	259,900	42.42	259,900	$121,922,000
June 5, 2005 - July 2, 2005	431,900	45.75	431,900	$102,163,000
Total	724,600	$44.40	724,600

During the quarter ended July 2, 2005, the Corporation purchased 724,600 shares of outstanding common stock under its repurchase program at an aggregate cost of $32,173,000.

In addition, during the fiscal months of April and June 2005, 3,491 shares at a cost of $143,121, and 998 shares at a cost of $45,419, respectively, were tendered by or reacquired from current or former employees in connection with the vesting or forfeiture of restricted stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 26, 2005, shareholders elected each of the eight director nominees, ratified the selection of the Corporation’s independent registered public accounting firm and approved the Banta Corporation 2005 Equity Incentive Plan.

1.	All of the persons nominated as directors were elected for terms expiring at the 2006 annual meeting. The following table sets forth certain information with respect to such election:

Name	Shares Voted For	Shares Withholding Authority
Jameson A. Baxter	21,626,750	1,375,783
John F. Bergstrom	21,939,563	1,062,970
Henry T. DeNero	21,660,267	1,342,266
David T. Gibbons	22,594,242	408,291
Paul C. Reyelts	22,636,134	366,399
Raymond C. Richelsen	22,068,550	933,983
Stephanie A. Streeter	22,300,448	702,085
Michael J. Winkler	12,582,789	10,419,744

		Number of Shares
		Voted For	Voted Against	Abstained	Broker Non-votes
2.	To ratify selection of independent registered
	public accounting firm	22,649,251	339,763	13,519

3.	To approve the Banta Corporation 2005 Equity
	Incentive Plan	15,276,542	4,986,657	85,138	2,654,196

Item 6.	Exhibits

(a)	Exhibits –

10.1	2005 Equity Incentive Plan.
10.2	Form of Nonstatutory Stock Option Agreement
10.3	Form of Stock Option Agreement for Non-Employee Directors
10.4	Form of Restricted Stock Award Agreement
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION

/s/ Geoffrey J. Hibner Geoffrey J. Hibner Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended July 2, 2005

Exhibit Number

10.1	Banta Corporation 2005 Equity Incentive Plan.

10.2	Form of Nonstatutory Stock Option Agreement

10.3	Form of Stock Option Agreement for Non-Employee Directors

10.4	Form of Restricted Stock Award Agreement

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.