Form 10-Q
period 2005-10-01
BANTA CORP
filed 2005-11-02
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 2005

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X /

        Common stock outstanding as of October 24, 2005 – 23,979,318 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended October 1, 2005

INDEX

	Page Number

PART I FINANCIAL INFORMATION:
Item 1 -	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	October 1, 2005 and January 1, 2005	3
	Condensed Consolidated Statements of Earnings
	for the Three Months and Nine Months Ended October 1, 2005
	and October 2, 2004	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended October 1, 2005
	and October 2, 2004	5
	Notes to Condensed Consolidated Financial Statements -
	October 1, 2005	6-11
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-19
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 -	Controls and Procedures	20
PART II OTHER INFORMATION
Item 1 -	Legal Proceedings	20
Item 2 -	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 6 -	Exhibits and Reports on Form 8-K	21
SIGNATURES		21
EXHIBIT INDEX		22

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	October 1, 2005	January 1, 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$141,821	$133,093
Receivables	258,271	263,087
Inventories	83,594	102,892
Other current assets	21,043	25,169

Total Current Assets	504,729	524,241

Plant and equipment	969,850	999,935
Less accumulated depreciation	706,170	711,808

Plant and equipment, net	263,680	288,127
Goodwill	43,603	66,371
Other assets	32,839	26,834

Total Assets	$844,851	$905,573

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$94,303	$105,656
Accrued salaries and wages	39,070	44,410
Other accrued liabilities	39,969	47,946
Current maturities of long-term debt	11,286	25,594

Total Current Liabilities	184,628	223,606

Long-term debt	57,262	62,333
Deferred income taxes	20,639	25,622
Other non-current liabilities	56,323	56,046

Total Liabilities	318,852	367,607

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,649,436 and 29,278,884 shares issued, respectively	2,965	2,928
Amount in excess of par value of stock	53,896	41,454
Retained earnings	641,599	582,973
Unearned compensation	(1,304)	(840)
Treasury stock, at cost - 5,670,118 and 4,232,412 shares, respectively	(179,270)	(114,046)
Accumulated other comprehensive earnings	8,113	25,497

Total Shareholders' Investment	525,999	537,966

	$844,851	$905,573

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Continuing operations:
Revenue	$381,099	$355,854	$1,133,436	$1,046,444
Cost of printing and supply-chain services	294,351	275,582	883,457	821,584

Gross earnings	86,748	80,272	249,979	224,860
Selling and administrative expenses	56,013	52,100	177,853	154,138

Earnings from operations	30,735	28,172	72,126	70,722
Interest expense	(1,150)	(1,396)	(4,247)	(4,974)
Interest income	757	536	2,417	1,539
Other income (expense), net	(6)	(119)	791	600

Earnings from continuing operations
before income taxes	30,336	27,193	71,087	67,887
Provision for income taxes	8,646	9,618	21,686	24,062

Earnings from continuing operations	21,690	17,575	49,401	43,825
Discontinued operations:
Earnings from operations of discontinued
Healthcare segment, net of income taxes	--	1,521	702	4,549
Gain from sale of Healthcare segment,
net of income taxes	--	--	21,375	--

Net earnings	$21,690	$19,096	$71,478	$48,374

Basic earnings per share of common stock:
Earnings from continuing operations	$0.90	$0.71	$2.01	$1.74
Earnings from discontinued operations	--	0.06	0.03	0.18
Earnings from gain on sale of Healthcare segment	--	--	0.87	--

Total	$0.90	$0.77	$2.91	$1.92

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.89	$0.70	$1.98	$1.72
Earnings from discontinued operations	--	0.06	0.03	0.17
Earnings from gain on sale of Healthcare segment	--	--	0.86	--

Total	$0.89	$0.76	$2.87	$1.89

Cash dividends declared per share of common stock	$0.18	$0.17	$0.53	$0.51

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands)
	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash Flows from Operating Activities
Net earnings	$71,478	$48,374
Depreciation	42,102	45,556
Deferred income taxes	--	(729)
Tax benefit from the exercise of stock options	3,263	1,110
Non-cash stock compensation	478	148
Gain on sale of Healthcare segment	(21,375)	--
Gain on sale of plant and equipment	(308)	(637)
Change in assets and liabilities
Increase in receivables	(1,533)	(14,744)
Decrease (increase) in inventories	9,885	(17,536)
(Decrease) increase in accounts payable
and accrued liabilities	(17,028)	12,363
Net change in other current assets and liabilities	(6,095)	12,322
Net change in other non-current assets and liabilities	(5,728)	(7,688)

Cash provided from operating activities	75,139	78,539

Cash Flows From Investing Activities
Capital expenditures	(31,989)	(54,282)
Proceeds from the sale of Healthcare segment and related warehouse	69,145	--
Proceeds from the sale of plant and equipment	1,097	2,384

Cash provided from (used for) investing activities	38,253	(51,898)

Cash Flows From Financing Activities
Repayments of long-term debt	(19,379)	(17,988)
Dividends paid	(12,796)	(13,007)
Proceeds from exercise of stock options, net	8,690	2,053
Repurchase of common stock	(65,571)	(44,353)
Other	(68)	--

Cash used for financing activities	(89,124)	(73,295)

Effect of exchange rate changes on cash and cash equivalents	(15,540)	(412)

Net increase (decrease) in cash	8,728	(47,066)
Cash and cash equivalents at the beginning of period	133,093	181,112

Cash and cash equivalents at the end of the period	$141,821	$134,046

Cash payments for:
Interest, net of capitalized interest	$3,875	$4,366
Income taxes	20,755	7,224

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2005
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended October 1, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2)	Inventories

Inventories consist of the following (dollars in thousands):

	October 1, 2005	January 1, 2005
Raw materials	$45,959	$49,055
Work-in-process and finished goods	37,635	53,837

	$83,594	$102,892

3)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate to the assumed exercise of stock options and the assumed vesting of restricted stock.

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Basic	24.0	24.9	24.5	25.2
Diluted	24.4	25.2	24.9	25.6

4)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings	$21,690	$19,096	$71,478	$48,374
Other comprehensive earnings
(loss):
Foreign currency translation
adjustments	(459)	2,205	(17,384)	(542)

Comprehensive Earnings	$21,231	$21,301	$54,094	$47,832

5)	Goodwill

Changes in the carrying amount of goodwill by segment during the nine months ended October 1, 2005 consist of the following (dollars in thousands):

	Printing Services	Supply-Chain Management	Healthcare	Total
Balance at January 1, 2005	$37,552	$6,855	$21,964	$66,371
Sale of Healthcare segment	-0-	-0-	(21,964)	(21,964)
Translation adjustments for goodwill
denominated in foreign currencies
	-0-	(804)	-0-	(804)

Balance at October 1, 2005	$37,552	$6,051	$-0-	$43,603

6)	Stock-Based Compensation

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings, as reported	$21,690	$19,096	$71,478	$48,374
Add: Compensation
expense related to
restricted stock included
in net earnings, net of
related taxes	98	52	287	89
Deduct: Compensation
expense determined
under SFAS No. 123, net
of related taxes	(1,173)	(1,086)	(2,977)	(3,471)

Pro forma net earnings	$20,615	$18,062	$68,788	$44,992

Earnings per share
As reported:
Basic	$0.90	$0.77	$2.91	$1.92

Diluted	$0.89	$0.76	$2.87	$1.89

Pro forma:
Basic	$0.86	$0.73	$2.80	$1.79

Diluted	$0.84	$0.72	$2.76	$1.76

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

During the nine months ended October 1, 2005, the Corporation awarded an aggregate of 25,537 shares of restricted stock to certain employees. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $1,092,000 was charged to shareholders’ investment for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year vesting period. The Corporation had 38,147 and 23,988 shares of restricted stock outstanding at October 1, 2005, and January 1, 2005, respectively. Compensation expense related to restricted stock for the nine months ended October 1, 2005, and October 2, 2004 was $478,000 ($287,000 net of related taxes) and $148,000 ($89,000 net of related taxes), respectively.

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

Net periodic pension and post-retirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands) for the periods presented:

	Pension Benefits
	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost-benefits earned
during the year	$2,584	$2,267	$7,712	$6,921
Interest cost on projected benefit
obligation	2,712	2,545	8,062	7,419
Expected return on plan assets	(3,387)	(3,377)	(10,170)	(9,219)
Amortization of prior service cost	3	42	6	152
Amortization of net loss	396	209	1,100	453

Net pension expense	$2,308	$1,686	$6,710	$5,726

	Post-retirement Benefits
	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost-benefits earned
during the year	$96	$148	$318	$542
Interest cost on projected benefit
obligation	99	145	320	547
Amortization of transition
obligation	52	52	156	156
Amortization of net gain	(129)	(86)	(343)	(152)

Net post-retirement benefits
expense	$118	$259	$451	$1,093

The Corporation made a contribution of $10 million to its qualified pension plans during the third quarter of 2005. A contribution of $716,000 is expected to be made as benefit payments to retired participants under the Corporation’s supplemental retirement plan during fiscal 2005. A contribution of $496,000 is expected to be made as benefit payments to retirees under the postretirement healthcare plan during fiscal 2005.

8)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150,000,000 share repurchase program, which replaced the Corporation’s previous repurchase program. During the quarter ended October 1, 2005, the Corporation purchased 374,400 shares of outstanding common stock under the existing repurchase program at an aggregate cost of $17,734,000. During the nine months ended October 1, 2005, the Corporation purchased 1,458,500 shares under the repurchase program at an aggregate cost of $65,571,000.

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of October 1, 2005, the Corporation had authority to repurchase up to an additional $84,429,000 in common stock under the current share repurchase program.

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

9)	Sale of Healthcare Segment

On April 12, 2005, the Corporation sold substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. for $67 million, subject to net working capital adjustments. This transaction generated net proceeds of $62.4 million, subject to the final working capital adjustment. The results of operations of Healthcare for the period up to the date of sale and the gain on the sale have been reflected in the discontinued operations line item in the accompanying condensed consolidated statements of earnings. The Corporation recognized a $23.7 million gain on the sale of the segment ($20.1 million net of related income taxes). The effective tax rate of the transaction was favorably impacted by the Corporation’s ability to offset a portion of the gain with previously incurred capital losses. The deferred tax assets related to the aforementioned capital loss carryforwards had been offset in full by a valuation allowance until the sale transaction closed, due to uncertainty regarding realization of the capital loss carryforwards.

The accompanying condensed consolidated balance sheets include the following assets and liabilities of Healthcare at January 1, 2005 (dollars in thousands):

January 1, 2005
Current assets	$19,554
Long-lived assets, including goodwill	30,126
Current liabilities	10,066
Non-current liabilities	12

During the first quarter of 2005, in a transaction related to the sale of Healthcare, the Corporation sold its warehouse in Rialto, California, to a California real estate investment company for $7.0 million. A gain of $1.3 million, net of income taxes, with respect to the sale of the warehouse is included in gain on the sale of discontinued operations in the accompanying condensed consolidated statements of earnings for the nine months ended October 1, 2005.

10)	Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. Summarized segment data for the three- and nine-month periods ended October 1, 2005 and October 2, 2004 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue from continuing
Operations
Printing services	$283,761	$256,708	$815,445	$741,522
Supply-chain management services	97,338	99,146	317,991	304,922

Total	$381,099	$355,854	$1,133,436	$1,046,444

Earnings from continuing
operations
Printing services	$26,160	$23,083	$59,596	$56,787
Supply-chain management services	11,085	12,234	34,606	34,028

Total	$37,245	$35,317	$94,202	$90,815

The following table presents a reconciliation of segment earnings from operations to the totals contained in the condensed consolidated financial statements for the three- and nine-month periods ended October 1, 2005 and October 2, 2004 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Reportable segment earnings
from operations	$37,245	$35,317	$94,202	$90,815
Corporate expenses (not
allocable to segments)	(6,510)	(7,145)	(22,076)	(20,093)
Interest expense	(1,150)	(1,396)	(4,247)	(4,974)
Interest income	757	536	2,417	1,539
Other income (expense), net	(6)	(119)	791	600

Earnings from continuing
operations	$30,336	$27,193	$71,087	$67,887

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2005 COMPARED TO 2004

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

As discussed in detail in Note 9 to the condensed consolidated financial statements, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005, for $67 million, subject to net working capital adjustments. This transaction generated net proceeds of $62.4 million, subject to the final working capital adjustment. A gain of $20.1 million, net of income taxes, was recorded in the second quarter of 2005 as a result of the transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets have been reflected as discontinued operations in the accompanying condensed consolidated statements of earnings. The following discussion and analysis relating to results of operations is based on a comparison of the Corporation’s results of operations from continuing operations.

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

Results of Continuing Operations and Related Information

The Corporation’s third quarter 2005 results from continuing operations exceeded the prior year period for revenue, earnings and diluted earnings per share. Revenue for the third quarter of 2005 was $381.1 million, an increase of 7.1% above the third quarter 2004 revenue of $355.9 million. Revenue for the third quarter of 2005 increased in the printing services segment while the supply-chain management segment experienced a slight decrease in revenue when compared with the third quarter of 2004. Earnings from continuing operations for the third quarter of 2005 were $21.7 million, compared with $17.6 million during the same period last year, an increase of 23.4%. Diluted earnings per share from continuing operations for the third quarter were 89 cents compared with 70 cents in the third quarter of 2004.

Revenue from continuing operations for the first nine months of 2005 was $1.13 billion, an increase of 8.3% above the $1.05 billion in the first nine months of 2004. Earnings from continuing operations of $49.4 million for the first nine months of 2005 were 12.7% above the $43.8 million earned in the same period in the prior year. Diluted earnings per share from continuing operations for the first nine months of 2005 were $1.98 compared with $1.72 in the same period of 2004.

The discontinued operations related to the Healthcare segment reported earnings, net of income taxes, of $702,000 through the date of sale on April 12, 2005. A gain of $21.4 million, net of income taxes, was recorded through the date of sale on April 12, 2005. The gain of $21.4 million includes $20.1 million as a result of the sale of the segment in April 2005 and $1.3 million from the sale of a related warehouse in January 2005. Diluted earnings per share from both the results of discontinued operations and from the gain recorded on the sale of assets totaled 89 cents for the nine months ended October 1, 2005.

Diluted earnings per share for the third quarter were 89 cents compared with 76 cents in the third quarter of 2004. Diluted earnings per share for the first nine months of 2005 were $2.87 compared with $1.89 in the same period of 2004.

Revenue

Revenue for the quarter by segment is shown below (dollars in thousands):

	Quarter 3	Quarter 3
Segment	2005	2004	Change %
Printing Services	$283,761	$256,708	10.5%
Supply-Chain Management Services	97,338	99,146	-1.8%

Total	$381,099	$355,854	7.1%

Printing services revenue for the third quarter of 2005 was 10.5% higher than the comparable quarter in the prior year. Key issues related to revenue for the third quarter of 2005 in this segment were:

•	Paper price increases accounted for approximately 50% of the revenue increase for the segment compared with the prior year period. Paper prices were approximately 13% higher than the prior year, and these increases are generally passed onto the customer.

•	Revenue in the Book operating unit was up 3% compared with the prior year third quarter. Higher educational volumes accompanied by a shift toward more customized work combined to increase revenue approximately 5 percentage points over the prior year period, with higher paper prices increasing revenue approximately 3 percentage points over the prior year period. Offsetting this was a decrease in revenue from the prior year period related to the movement by customers of several business-to-business catalogs into the fourth quarter from their historical position in the third quarter.
•	Revenue for the Literature Management operating unit increased 15% compared with the third quarter of 2004. The revenue growth was the result of increased promotional activity from several key customers.
•	Revenue in the Catalog operating unit increased by 35% compared with the prior year third quarter. Higher volumes increased revenue approximately 27% as the work that had been moved from the second quarter of 2005 into the third quarter to accommodate the major press rebuild was completed. The remaining increase was largely the result of higher paper prices compared with the prior year.
•	Revenue for the Publications operating unit was up 6% compared with the third quarter last year. Higher paper prices increased revenue by approximately 5 percentage points over the prior year period, with the remainder of the increase due to improved mix and market share gains.
•	The Direct Marketing operating unit increased revenue by 11% for the third quarter of 2005 compared with the prior year period. Higher paper prices resulted in approximately half of the increase in revenue, with the remainder of the increase due to increased volume and continued mix improvement as demand for more complex services, primarily in-line finishing and on-press personalization, increased.

Revenue for the supply-chain management services segment declined 1.8% in the third quarter of 2005 compared with the third quarter of 2004. The decrease in revenue was due primarily to lost production at the supply-chain management services facility in Houston. This facility was closed temporarily as a result of hurricane Rita, which struck the Gulf Coast of the United States in late September 2005.

Printing services revenue increased by 10.0% in the first nine months of 2005 compared with the first nine months of 2004. Paper price increases accounted for approximately 40% of the revenue increase in the nine months of 2005 compared with the same period in 2004. The remaining increase was the result of the factors described above for the third quarter, tempered slightly by the impact of press rebuilds and relocations in the second quarter of 2005.

For the first nine months of 2005, net revenue for the supply-chain management services segment was 4.3% higher than the first nine months of 2004. Approximately $5.6 million, or 40%, of the increase for the nine month period resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of improved sales to the segment’s major technology customers.

The Corporation has a contract with Hewlett-Packard Company, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract has been extended through 2006. Revenue from Hewlett-Packard Company under this agreement totaled approximately $134 million in 2004 and comparable revenue is expected under this contract in 2005. The loss of this contract could have a material adverse impact on the Corporation’s financial results.

Earnings from operations (operating earnings)

Consolidated earnings from operations of $30.7 million in the third quarter of 2005 increased 9.1% from $28.2 million in the prior year third quarter. Operating earnings as a percentage of revenue were 8.1% for the third quarter of 2005, up from 7.9% in the prior year period. Changes in operating earnings as a percentage of revenue are discussed below by segment.

Consolidated earnings from operations of $72.1 million in the first nine months of 2005 increased 2.0% compared with $70.7 million in the first nine months of 2004. Operating earnings as a percentage of revenue were 6.4% for the first nine months of 2005, down from 6.8% in the comparable period in 2004.

Segment operating margins were as follows for the third quarter:

Segment	2005	2004
Printing Services	9.2%	9.0%
Supply-Chain Management Services	11.4%	12.3%

Operating margins for the printing services segment in the third quarter of 2005 improved to 9.2% from 9.0% in the third quarter of 2004. Overall operating margins in the segment were higher than the prior year primarily due to increased volume and a mix shift to more customized service product offerings. Partially offsetting the volume and mix increases were higher costs related to productivity programs, the costs to launch the new Literature Management operating unit, higher employee healthcare costs and higher energy prices. These decreases were offset by operating margin improvements in the Book operating unit due primarily to improved pricing and mix, in the Direct Marketing operating unit as mix shifted to more complex, personalized services, and in the Catalog operating unit based on increased volume and continuing operational improvements. Printing services segment operating margins for the first nine months of 2005 declined to 7.3% from 7.7% in the first nine months of 2004. The slight decrease was primarily the result of lower margins on paper revenue (which constituted a larger percentage of overall sales in 2005 than in the first nine months of 2004), the loss of productivity from several press rebuilds completed in the second quarter of 2005, and promotional work in the Literature Management operating unit in the first six months of 2004 that did not repeat in the first six months of 2005.

The principal raw material used by the Corporation in the printing services segment is paper. Paper prices in the third quarter of 2005 were approximately 13% higher than prices in the third quarter of 2004. The cost of paper is generally passed onto the customer and has no significant impact on operating earnings.

Operating margins for the supply-chain management services segment of 11.4% in the third quarter of 2005 were lower than the prior year third quarter margins of 12.3%. This decrease in operating margins was primarily the result of reduced absorption on lower sales volumes related to the closing of the Houston facility in preparation for hurricane Rita.

Operating margins for the supply-chain management services segment of 10.9% for the first nine months of 2005 were slightly lower than 2004’s first nine months margins of 11.2%. The operating margin decrease described above for the third quarter combined with one-time costs related to customer service requirements and personnel expenses in the second quarter more than offset the increased mix of higher margin activities experienced by the supply-chain management services segment in the first quarter of 2005. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and may continue to decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and anticipated continued pricing pressure from existing and new customers.

Geographic analysis of revenue and earnings from operations

Revenue and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and nine months ended October 1, 2005 and October 2, 2004 are presented below (dollars in thousands). Virtually all revenue for the printing services segment was from customers in the United States. Revenue in the supply-chain management services segment was from customers in the United States, Europe and Asia.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue
United States	$309,116	$279,685	$901,821	$810,246
Non-United States	71,983	76,169	231,615	236,198

Total	$381,099	$355,854	$1,133,436	$1,046,444

Earnings from
operations
United States	$28,127	$27,373	$70,305	$68,429
Non-United States	9,118	7,944	23,897	22,386

Total	$37,245	$35,317	$94,202	$90,815

Revenue in the United States increased by 11% in both the third quarter of 2005 and for the first nine months of 2005 compared with the same period in 2004. This increase was the result of both the growth of printing services revenue in the United States and strong growth in supply-chain management services in the United States. Revenue in the United States in the supply-chain management services segment increased 10% and 26%, respectively, for the third quarter and first nine months of 2005 and was primarily due to increased demand from the segment’s technology customers. Non-United States revenue decreased slightly in the third quarter and the first nine months of 2005 from the comparable periods in the prior year. Growth with new and existing customers outside the United States was more than offset by the loss of two customers in foreign locations.

Operating earnings in the United States increased by 3% in the third quarter and for the nine months ended October 1, 2005 compared with the respective prior year periods. The improvements in both periods were the result of the increased, higher margin activities in the printing services segment in the United States, which more than offset the decrease in operating earnings experienced by the supply-chain management services segment. Non-United States operating earnings increased by approximately 15% in the third quarter of 2005 and 7% for the first nine months of 2005 when compared to the equivalent prior year period. The increase in the third quarter was the result of a shift in mix to higher margin activities outside the United States. The shift in mix was partially offset in the first nine months of 2005 by the one-time customer service and personnel costs that occurred in the supply-chain management services segment in the second quarter of 2005.

Interest Expense

Interest expense for the third quarter of 2005 was $1.2 million, 18% lower than interest expense of $1.4 million in the prior year’s third quarter. Interest expense for the nine month period ended October 1, 2005 was $4.2 million, a reduction of 15% from the comparable period in the prior year. The reduction in interest expense for both the quarter and the first nine months of the year was the result of scheduled repayments of long-term debt. Total long-term debt at October 1, 2005 of $68.5 million was 27% less than the $93.8 million of long-term debt outstanding at the end of the third quarter of 2004. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Income Taxes

The Corporation’s effective tax rate of 28.5% for the third quarter of 2005 was lower than the 35.4% effective tax rate in the third quarter of 2004. The Corporation’s effective tax rate of 30.5% for the first nine months of 2005 was lower than the 35.4% effective tax rate in the first nine months of 2004. The reduction in the effective tax rate in the third quarter and nine months ended October 1, 2005, results from an increase in the expected proportion of foreign earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the tax rates in the United States.

Liquidity and Capital Resources

The Corporation’s cash increased approximately 7% during the first nine months of 2005. The increase in cash is the result of cash provided from operations and the receipt of the proceeds from the sale of Healthcare being more than sufficient to cover the Corporation’s share repurchases, capital expenditures, repayment of long-term debt and payment of quarterly dividends.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the quarter ended October 1, 2005, the Corporation purchased 374,400 shares of outstanding common stock under the repurchase program at an aggregate cost of $17,734,000. For the nine months ended October 1, 2005, the Corporation purchased 1,458,500 shares of outstanding common stock under the repurchase program at an aggregate cost of $65,571,000. The third quarter share repurchases were principally financed from the proceeds from the sale of Healthcare. As of October 1, 2005, the Corporation had authority to repurchase up to an additional $84,429,000 in common stock under the current share repurchase program.

Capital expenditures were $8.0 million during the third quarter and $32.0 million during the first nine months of 2005, a decrease of $22.3 million from the amount expended during the prior year’s first nine months. Capital expenditures for the full year are expected to be $50 — $55 million and will be funded by cash on hand or cash provided from operations.

Total long-term debt as a percentage of total capitalization at October 1, 2005 was 11.5%, which was a decrease from the 14.0% at January 1, 2005. This decrease was the result of scheduled repayments of long-term debt in the first nine months of 2005, partially offset by the reduction of total equity affected by the repurchase of common stock in the first nine months of 2005. Given cash and cash equivalents on hand as well as borrowing capacity currently in place, the Corporation believes it has sufficient liquidity to fund its operations for the foreseeable future.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Revenue is recognized, net of estimated discounts, when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenue in the supply-chain management services segment is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management’s judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenue from contracts that do not meet these criteria is recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

•	Goodwill. The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment on an annual basis. The Corporation’s analysis, which is performed in the fourth quarter of each fiscal year unless other indicators of impairment exist, is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units.

•	Retirement Benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods.

•	Asset Impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

•	Income taxes. The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•	Management reviews the Corporation’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.
•	The Corporation establishes accruals for certain tax contingencies when, despite the belief that the Corporation’s tax return positions are fully supported, the Corporation believes that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.
•	The Corporation has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.
•	The Corporation is currently evaluating the effects of repatriating certain foreign earnings. The Corporation may repatriate as much as $135 million of its foreign earnings, which would carry a one-time tax charge to the Corporation’s consolidated results of operations of up to approximately $5.5 million.

Forward-Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material and energy costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated costs or delays associated with ongoing productivity-enhancing projects, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated issues associated with the strategic objective of growing the supply-chain management business, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, unanticipated changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates and any unanticipated weakening of the economy. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. As of October 1, 2005, the Corporation had no notes payable outstanding against lines of credit with banks. Since essentially all the Corporation’s long-term debt is at fixed interest rates, exposure to interest rate fluctuations is minimal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended October 1, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 3, 2005 - August 6, 2005	178,000	$46.33	178,000	$93,917,000
August 7, 2005 - September 3, 2005	79,300	47.73	79,300	$90,132,000
September 4, 2005 - October 1, 2005	117,100	48.70	117,100	$84,429,000

Total	374,400	$47.37	374,400

During the quarter ended October 1, 2005, the Corporation purchased 374,400 shares of outstanding common stock under its repurchase program at an aggregate cost of $17,734,000. The share repurchase program was approved in February 2005 and authorizes the repurchase of shares with an aggregate value of up to $150 million. The share repurchase program does not have an expiration date.

In addition, during the fiscal months of July and August 2005, 126 shares at a cost of $5,777, and 128 shares at a cost of $6,208, respectively, were tendered by and reacquired from current employees in connection with the vesting of restricted stock.

Item 6. Exhibits

(a)	Exhibits–
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION /s/ Geoffrey J. Hibner Geoffrey J. Hibner Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2005

BANTA CORPORATIONEXHIBIT
INDEX TO FORM 10-Q
For The Quarter Ended October 1, 2005

Exhibit Number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.