Form 10-K
period 2005-12-31
BANTA CORP
filed 2006-02-24
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)

225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 751-7777

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.10 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. (X) Yes   (   ) No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. (   ) Yes  (X) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (  ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer (X)                Accelerated filer (   )                 Non-accelerated filer (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (   ) Yes (X) No

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2005: $1,109,922,398.

Number of shares of common stock outstanding as of February 17, 2006: 24,191,038

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2005 (incorporated into Parts I and II).
(2)	Portions of the Definitive Proxy Statement for annual meeting of shareholders to be held on April 25, 2006 (incorporated into Part III).

PART I

Item 1. Business

Company Overview

Banta Corporation (the “Corporation”) operates in two business segments, printing services and supply-chain management services. The Corporation’s printing services segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to some of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. The Corporation was incorporated in Wisconsin in 1901. Its principal executive offices are located at 225 Main Street, Menasha, Wisconsin 54952. The Corporation had approximately 8,500 employees at the end of fiscal 2005.

As discussed in detail in Note 2, Divestiture, to the consolidated financial statements, on April 12, 2005, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc., for $67 million. This transaction generated net proceeds of $62.6 million. A gain of $20.2 million, net of income taxes, was recorded in 2005 as a result of the transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets have been reflected in discontinued operations in the accompanying consolidated statements of earnings.

Customers

The Corporation sells its services and products to a large number of customers and generally does not have long-term production contracts with its print customers. Production agreements covering one to three years are, however, more frequent for supply-chain management services and magazine production, and to a lesser extent, catalog production. The Corporation has a contract with Hewlett-Packard Company that currently runs through 2006, subject to one-year extensions pursuant to an evergreen provision. Revenue from Hewlett-Packard Company under this agreement totaled approximately $135 million in 2005, and comparable revenue is expected under this contract in 2006.

Substantially all sales are made to customers through employees of the Corporation and its subsidiaries based on customer specifications. The fifteen largest customers accounted for approximately 38%, 36%, and 35% of revenue from continuing operations during 2005, 2004 and 2003, respectively. In 2005, one customer (Hewlett-Packard Company) accounted for 10.5% of the Corporation’s revenue from continuing operations, with revenue in both business segments. Michael J. Winker, a director of the Corporation, served as an executive officer of Hewlett-Packard Company until his retirement in December 2005. No single customer accounted for more than 10% of consolidated revenue from continuing operations during 2004 or 2003.

Markets Served

The Corporation operates in two business segments, printing services and supply-chain management services. These markets are summarized in the following table and described in greater detail below. Tables in this section set forth the approximate percentage of segment revenue from continuing operations for the last three fiscal years.

	2005	2004	2003
Printing services	72%	71%	73%
Supply-chain management services	28	29	27

Total	100%	100%	100%

Printing Services Segment

Beginning with fiscal year 2005, the Corporation strategically realigned certain components of the printing services segment and defined the following operating units in this segment: Book, Direct Marketing, Publications, Catalog and Literature Management. The Corporation’s literature management services had previously been included as a part of the Book operating unit. Effective January 2, 2005, the Corporation’s literature management services became a separately managed operating unit. The Book operating unit includes revenue in 2003 and 2004 that is presented under the Literature Management operating unit in 2005.

	2005	2004	2003
Book	33%	43%	43%
Direct Marketing	21	21	19
Publications	21	20	20
Catalog	15	14	16
Literature Management	9	N/A	N/A
Other	1	2	2

Total	100%	100%	100%

Book

The book operating unit provides the book publishing market with a variety of offset print solutions, in addition to a full range of value-added packaging, fulfillment, document management and distribution services. The Corporation serves publishing customers in the educational, trade, professional and religious segments. The Corporation provides products including soft cover books, business-to-business and industrial catalogs, specialty calendars, multimedia kits and instructional games.

Direct Marketing

The products produced by the direct marketing operating unit vary in format and size, and include magazine and catalog inserts, bill stuffers, brochures, booklets, cards and target market products designed to sample or sell a product or solicit a response. The Corporation’s imaging technology enables customers to obtain complex personalized direct mail pieces produced inline at press speeds. The Corporation’s direct marketing customers are primarily marketers of financial services, consumer packaged goods and retail products, as well as advertising agencies.

Publications

The Corporation’s publications operating unit prints, sorts and mails approximately 1,300 different magazine titles. These magazines are primarily short-to-medium run publications (usually less than 350,000 copies), which are generally distributed to subscribers by mail. The Corporation’s primary magazine customers are publishers of specialty magazines, including business and professional journals, as well as hobby, craft, sporting and religious publications. The Corporation also provides its customers with computerized mailing lists, re-print services and distribution services.

Catalog

This operating unit produces catalogs primarily for the specialty and retail catalog markets. Bindery services provide ink-jet labeling, demographic binding (which allows several different versions of the same catalog to be bound simultaneously) and computerized mail distribution planning systems. These services assist the Corporation’s customers in minimizing postage costs and are an integral part of catalog printing services.

Literature Management

Literature management facilities enable targeted, direct, measurable marketing campaigns through highly-customized communications across multiple channels – including digital print, complex kits, email, and web pages for marketers in healthcare organizations, financial service providers, retailers and other large corporations.

Other

Prepress services are provided by several of the Corporation’s facilities to publishers, printers and advertising agencies. Prepress services include the conversion of full-color photographs, art and text into color separated film and digital files for use in the production of printing plates. These locations also provide electronic graphic design and digital photography.

Supply-Chain Management Services Segment

The global supply-chain management services business provides a wide range of outsourcing services, from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution. Customers include computer hardware, computer software, communications and networking companies, as well as medical device manufacturers in North America, Europe, and Asia. The Corporation provides the systems, technology and infrastructure to manage multiple elements of the supply chain, integrating the Corporation, its customers and the customers’ suppliers into a common information technology system, thereby increasing capacity while reducing costs, cycle times and inventory requirements.

Raw Materials

The principal raw material used by the Corporation in the printing services segment is paper. Most of the Corporation’s production facilities are located in areas with concentrated papermaking resources, and the Corporation can generally obtain quality paper at competitive prices. The Corporation is not dependent upon any one source for its paper or other raw materials.

During 2005, the cost of paper increased on a composite average by approximately 9%. The cost of paper, when supplied by the Corporation, is passed through to the customer. As a result, increased paper cost in 2005 had a positive impact on revenue, estimated to be approximately one-third of the 10% increase in revenue in the printing services segment. In 2004, the cost of paper increased by approximately 4% and in 2003, the cost of paper decreased by approximately 2%. The cost of ink used in certain portions of the printing services segment of the business remained steady in 2005, and decreased in 2004 and 2003. The Corporation uses a number of other raw materials including packaging materials and subcontracted components. The cost of these materials for the printing services segment remained relatively stable in 2005, 2004 and 2003.

Materials used for assembly, testing and fulfillment in the supply-chain management services segment are specific to the customers’ products and may include computer keyboards or components, cables, printed manuals, CD or DVD media, various hardware components and packing materials. There is no single, dominant raw material used in this segment.

Environmental Considerations

The Corporation has environmental compliance programs primarily for the control of air quality, groundwater quality, disposal of waste material and all aspects of the work environment involving employee health. Capital expenditures for air quality equipment have approximated 1% to 3% of total capital expenditures in each of the last three years. Capital expenditures for environmental control equipment are expected to be in the same range for 2006. The Corporation also incurs ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Any costs, claims or penalties that may be incurred or assessed under environmental laws, beyond any reserves we have already provided, will have an adverse effect upon the Corporation’s operations and consolidated financial position.

Foreign Operations

Note 13, Segment Information, to the consolidated financial statements includes information on the Corporation’s foreign operations.

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

Special Note Regarding Forward-Looking Statements

Our Annual Report to Shareholders, including this Form 10-K, are among certain communications that contain forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing, changes in raw material and energy costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated costs or delays associated with ongoing productivity-enhancing projects, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated issues associated with the strategic objective of growing the supply-chain management business, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, unanticipated changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates, any unanticipated weakening of the economy and other risks described under the caption “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date of the printing of this Annual Report on Form 10-K, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Executive Officers of the Corporation

Name, Age, Position	Business Experience During Last Five Years
Stephanie A. Streeter; 48	Chairman of the Board of the Corporation since April 2004;
Chairman of the Board	President and Chief Executive Officer since October 2002;
President and Chief Executive Officer	President and Chief Operating Officer from January 2001 to
October 2002.
Geoffrey J. Hibner; 56	Chief Financial Officer of the Corporation since August 2003;
Chief Financial Officer	independent management consultant with Bridge Associates, LLC
(management consulting firm) from 2000 to 2003.
Michael B. Allen; 46	President, Banta Print Sector since January
President, Banta Print Sector	2003; Executive Vice President Print Sector for R.R. Donnelley (printing services) from 2001 to 2002; Executive Vice President Core Commercial
Print for R.R. Donnelley from 2000 to 2001.
Edward P. Allen; 49	President, Banta Supply-Chain Management
President, Banta Supply-Chain Management Sector	Group since June 2005; Director Strategic Planning from 2004 to 2005;
consultant with Leading Edge Group (supply-chain management consultancy company) from 2001 to 2004; founder of iTooling (e-supply chain company)
from 2000 to 2001.
David F. Engelkemeyer; 54	Vice President, Worldwide Operations since
Vice President, Worldwide Operations	February 2004; Executive Vice President - Operations for Zoots (dry
cleaning services) from 2003 to 2004; Senior Vice President - Production
Operations for Zoots from 2000 to 2003.
Ronald D. Kneezel; 49	Vice President, General Counsel and Secretary
Vice President, General Counsel and Secretary	of the Corporation.
Frank W. Rudolph; 49	Vice President Human Resources of the
Vice President Human Resources	Corporation.

There are no family relationships among the executive officers of the Corporation.

All of the executive officers are elected or appointed annually by the Corporation’s Board of Directors. Each officer holds office until his or her successor has been elected or appointed or until his or her death, resignation or removal.

Item 1A. Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

We operate in a very competitive environment that could negatively impact our revenue and margins.

In the printing services segment, consolidation within the graphic arts industry has continued during the last few years. This trend has resulted in fewer competitors, creating several competitors that are larger than we are, with broader product offerings. The major competitive factors in our printing services segment are quality of finished products, time-to-market and distribution capabilities, ongoing customer service, price, availability of time on equipment and schedule flexibility. The printing services segment has also experienced condolidation in its customer base. The consolidation of customers within our markets has resulted in greater competitive pricing pressures and the potential for increased volume solicitation as customers reduce the number of vendors they use. In recent years, additional capacity and competition from printing companies in lower cost countries also has increased, particularly from book printers in Asia. In addition, seasonal excess capacity in the domestic printing industry has also resulted in lower unit prices. Increased competition could result in our having to reduce the prices we charge for our services or incurring reduced revenue.

The major competitive factors in our supply-chain management services segment are customer service, price, location relative to customer manufacturing sites, quality of information technology and the ability to develop creative and innovative solutions for customer manufacturing, fulfillment and distribution needs. In recent years, enhanced competition along with continuing pressure from customers to reduce costs, reduce time to market and improve quality of service has led to increased pricing pressures. In addition, operating margins in the supply-chain management services segment continue to be at a level which may be higher than can be sustained in the long-term, and may decrease in the future based on competitive conditions as well as the expectation of a lesser proportion of value-added content in the product mix.

We are dependent in part on our customers continuing to outsource non-core activities, and we are susceptible to being negatively impacted by a decline in the technology market given the number of technology customers served by our supply-chain management services segment.

Trends in outsourcing non-core activities by our existing or potential customers could have an impact on our future revenue, particularly in the literature management and book operating units of the printing services segment, as well as the supply-chain management services segment. Increased outsourcing activity has resulted in higher revenue in these areas of our business in recent years. Any change in those trends could negatively impact revenue growth in these portions of our business.

Our supply-chain management services segment primarily serves global technology customers. The concentration of customers within one industry creates increased risk if there is a significant decline in this industry. In addition, in this segment we have a high concentration of revenue from several large customers. Changes in the status of these customers could have a significant impact on our future revenue and profitability.

We have a contract with Hewlett-Packard Company in the supply-chain management services segment that runs through 2006, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract was most recently extended through 2006. Revenue from Hewlett-Packard Company under this agreement totaled approximately $135 million in 2005. The loss or the modification of terms of this contract could have a material adverse impact on our financial results.

We are susceptible to being negatively impacted by increasing costs, including paper prices and fuel costs.

Paper pricing has had a significant impact on revenue in our printing services segment in prior years. Paper prices are influenced by world pulp prices, capacity utilization in the worldwide paper industry and the value of the dollar in comparison to other currencies. Paper prices increased by an average of 9% in 2005 and contributed approximately one-third of the 10% increase in our revenue in the printing services segment in 2005.

Increases in fuel costs, especially resulting from increased costs to operate our production facilities, could increase our operating costs and negatively impact our operating results.

We could be negatively impacted by strikes or other work stoppages by our employees.

We employ approximately 800 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

Our earnings could be negatively impacted if we are unable to implement successfully our productivity enhancing projects.

We have initiated a number of cost reduction initiatives that have reduced expenses in recent years, and management expects that these initiatives will result in cost savings in coming years. If we are unable to continue to deliver cost savings from these initiatives, it could have an adverse impact on our profitability.

Our supply-chain management services business operates in various international locations. As a result, we are subject to foreign currency risk and risks associated with political and economic instability in international areas in which we conduct business.

We derive a significant portion of our revenue in the supply-chain management sector from operations in locations outside the United States. As a result of this international presence, we are subject to potential political and economic instability. In addition, some foreign jurisdictions in which we operate use a local currency other than the United States dollar. Changes in foreign currency exchange rates can result in increases or decreases in our revenue and operating earnings for these jurisdictions.

We are subject to environmental remediation and compliance risks that could adversely affect our earnings.

We have environmental compliance programs primarily for the control of air quality, groundwater quality, disposal of waste material and all aspects of the work environment involving employee health. We also incur ongoing costs in monitoring compliance with environmental laws concerning the disposal of waste materials and the remediation of sites previously used for the disposal of waste materials. Any costs, claims or penalties that may be incurred or assessed under environmental laws, beyond any reserves we have already provided, will have an adverse effect upon our operations and consolidated financial position.

Our business is subject to shifts in global economic conditions and could be adversely affected by a decline in the global economy.

Global economic conditions have the potential to impact our financial results significantly. Within the printing services segment, a change in economic conditions can impact many areas of spending, including government, business and individual spending. These changes can have a direct impact on the amount of print business available to us. Examples of the changes in spending that could affect our financial results include:

•	Reductions or increases in state government spending on education leads to a corresponding decrease or increase in the demand for educational materials, which are produced by our book business unit.
•	Reductions or increases in business spending on advertising impact advertising page counts in magazines, and the volume of direct marketing materials. These changes can affect results in our publication, direct marketing and catalog business units.

Within our supply-chain management services segment, a change in economic conditions that influences individual or business spending on technology has the potential to affect significantly our major customers in the technology market, which could impact our financial performance by lowering the demand of those customers for our services.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At the end of fiscal 2005, the Corporation’s operations were conducted at thirty-one production facilities in the United States and at six foreign production facilities. The detail of the domestic owned and leased facilities by state, along with total square footage is as follows:

Printing Services Segment				Supply-Chain Management Services Segment
Location	Owned Facilities	Leased Facilities	Total Facilities	Location	Owned Facilities	Leased Facilities	Total Facilities
Connecticut	1	--	1	California		1	1
Georgia	--	1	1	Texas	--	1	1
Illinois	--	1	1	Wisconsin	--	1	1
Massachusetts	--	1	1	Ireland		2	2
Minnesota	4	2	6	Scotland		1	1
Missouri	1	--	1	The Netherlands		1	1
Ohio	1	--	1	Singapore		1	1
Pennsylvania	--	1	1	Hong Kong		1	1

Tennessee	1	--	1	Total		9	9
Utah	1	1	2
Virginia	2	--	2
Wisconsin	3	7	10

Total	14	14	28

Approximate square footage of owned facilities:

Office Space	336,000
Manufacturing	1,735,000
Warehouse	1,350,000

Total	3,421,000

The total of all leased facilities contain approximately 3,096,000 square feet of space. The buildings owned and leased by the Corporation are considered well maintained and adequate for the Corporation’s needs for the foreseeable future.

Item 3. Legal Proceedings

In the ordinary course of its business, the Corporation is involved in litigation matters. Based on the Corporation’s assessment of these matters presently known to management and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s stock is listed on the New York Stock Exchange.

During the quarter ended December 31, 2005, the Corporation did not repurchase any shares of outstanding common stock under its repurchase program. The share repurchase program was approved in February 2005 and authorizes the repurchase of shares with an aggregate value of up to $150 million. The share repurchase program does not have an expiration date. As of December 31, 2005, the Corporation had remaining authority to repurchase up to an additional $84.4 million in common stock under this share repurchase program.

Dividend Record and Market Prices

Per Share of Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Entire Year
2005 dividends paid	$.17	$.17	$.18	$.18	$.70
Price range:
High	$46.72	$46.88	$50.94	$52.50	$52.50
Low	42.01	39.25	45.25	47.09	39.25
2004 dividends paid	$.17	$.17	$.17	$.17	$.68
Price range:
High	$47.50	$47.50	$44.95	$45.34	$47.50
Low	40.93	42.00	36.74	37.80	36.74

The stock prices listed above are the high and low trades. As of February 13, 2006, the Corporation had 1,574 shareholders of record.

Item 6. Selected Financial Data

Summary of Earnings
(dollars in thousands, except per share data)	2005	2004	2003[1]	2002	2001
Revenue from continuing operations	$1,543,927	$1,422,184	$1,318,126	$1,269,864	$1,354,912
Earnings from continuing operations	68,319	61,458	39,169	37,425	44,720
Net earnings	90,521	68,005	46,614	43,799	49,997
Diluted earnings per share of common stock
from continuing operations	2.76	2.41	1.52	1.46	1.80
Diluted earnings per share of common stock	3.65	2.67	1.81	1.71	2.01
Dividends paid per common share	.70	.68	.66	.64	.61
Financial Summary
Working capital	341,321	295,895	293,865	274,368	188,866
Net plant and equipment	263,849	288,127	286,347	277,971	324,984
Total assets	894,351	905,573	896,072	805,264	788,046
Total debt	86,506	87,927	111,834	130,866	156,896
Interest expense	5,472	6,248	8,420	11,343	13,720
Shareholders’ investment	542,589	537,966	513,429	453,113	407,278

1	2003 comprised 53 weeks, all other years comprised 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read together with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K.

Introduction

Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, the Corporation’s financial statements and the accompanying notes to the financial statements. MD&A is organized in the following sections:

•	Overview
•	Operating Units
•	Results of Continuing Operations and Related Information
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Overview

The Corporation operates in two business segments, printing services and supply-chain management services. The Corporation’s printing services segment provides a comprehensive combination of printing and digital imaging solutions to leading publishers and direct marketers. Products and services in this segment include books, catalogs, publications, product brochures, literature management services, educational materials and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to many of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution.

As discussed in detail in Note 2 to the consolidated financial statements, on April 12, 2005, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc., for $67 million. This transaction generated net proceeds of $62.6 million. A gain of $20.2 million, net of income taxes, was recorded in 2005 as a result of the transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets have been reflected in discontinued operations in the accompanying consolidated statements of earnings.

The following discussion and analysis relating to results of operations is based on a comparison of the Corporation’s results of operations from continuing operations.

Operating Units

Beginning with fiscal year 2005, the Corporation strategically realigned certain components of the printing services segment and included the following operating units in this segment: Book, Direct Marketing, Publications, Catalog and Literature Management. The Corporation’s literature management services had previously been included as a part of the Book operating unit. Effective January 2, 2005, the Corporation’s literature management services became a separately managed operating unit. The Literature Management operating unit provides print-related outsourcing services involving digital printing, package assembly, fulfillment and distribution for healthcare organizations, financial service providers, retailers and other large corporations.

Results of Continuing Operations and Related Information

Summary

Results for 2005 included the following:

•	Revenue rose 9% over the prior-year level, with increases in both segments and all operating units.
•	Record levels of revenue, net earnings and diluted earnings per share.
•	Continued strong profitability in the printing services segment, with significant margin improvement in the direct marketing and catalog operating units.
•	Solid performance in the supply-chain management services segment with strong performance in the technology sector and promising activity in new markets.
•	Repatriation during the fourth quarter of 2005 of $126 million ($121.6 million after tax) of accumulated foreign earnings under the American Jobs Creation Act of 2004 (Jobs Act), which resulted in $4.4 million in associated tax expense (17 cents per diluted share).

Revenue from continuing operations increased to $1.54 billion for 2005 compared with $1.42 billion in the prior year. Operating earnings from continuing operations of $105.1 million in 2005 increased by 7% over the $98.5 million reported in the prior year. The Corporation’s net earnings from continuing operations were $68.3 million for 2005, 11% higher than the $61.5 million in 2004. Diluted earnings per share from continuing operations were $2.76 in 2005 compared with $2.41 in the prior year.

The printing services segment accounted for approximately 72% of the Corporation’s total revenue from continuing operations in 2005. The key factors monitored by management in this segment include:

•	Economic conditions in the United States, particularly advertising and promotional spending. Advertising and promotional spending directly impacts four of the five operating units in this segment: direct marketing, publications, catalogs and literature management. Key indicators in this area include capital spending by businesses, general advertising spending and advertising pages printed, which are tracked by several publishing organizations. Continued economic strength in 2005 and the trend by advertisers towards personalized one-to-one marketing contributed to revenue growth in this segment.
•	The impact of internal initiatives to improve profitability. In 2005, management accelerated internal productivity enhancing projects, resulting in reduced costs of services and improved quality.
•	The level of educational spending in the United States, which directly impacts the book operating unit. Educational spending is dependent on both the general level of budgetary appropriations for educational materials by state and local governments, and the rate of adoption of new materials. Educational spending and adoptions were up in 2005 compared with 2004. This was reflected in the improved revenue growth rate in the book operating unit compared to the prior year.
•	Trends in outsourcing non-core activities by the Corporation’s existing or potential customers, which impact revenue in the Corporation’s literature management programs. Increased outsourcing activity has resulted in higher revenue for the Corporation’s literature management programs in recent years.
•	Trends in foreign sourcing of printed materials. To date, these trends have not had a significant impact on revenue.
•	Paper pricing, which has had a significant impact on revenue in the printing services segment in prior years. Paper prices are influenced by world pulp prices, capacity utilization in the worldwide paper industry and the value of the dollar in comparison to other currencies. Paper prices increased by an average of 9% in 2005 and increased by 4% in 2004. The cost of paper, when supplied by the Corporation, is passed through to the customer. As a result, increased paper prices in 2005 had a positive impact on revenue, estimated to be approximately one-third of the 10% increase in revenue in this segment.

The supply-chain management services segment accounted for approximately 28% of the Corporation’s revenue from continuing operations in 2005. The key factors monitored by management in this segment include:

•	The performance of the segment’s major customers. These customers primarily sell computer hardware, software, and communications and networking equipment. The Corporation provides a customized service to each customer and makes significant commitments in technology and location of facilities. Performance by these customers, and the continuation of these relationships, has a significant impact on this segment. Continued strong performance by these customers in 2005 was reflected in the increased revenue in this segment.
•	The general level of spending within the economy on technology and the mix of that spending. Spending in this sector of the economy continued to increase during 2005 and was reflected in the increased revenue in this segment.
•	Trends in outsourcing non-core activities by the Corporation’s existing or potential customers. Increased outsourcing activity resulted in higher revenue in this segment in recent years. Increased outsourcing initiatives in industries other than technology have created promising opportunities in new markets.
•	Component material prices, since customer demand for improved pricing may be partially satisfied by reducing the costs of materials acquired for inclusion in finished products.
•	Product lifecycles in the technology-based industries that may have significant impact on the market price of supply-chain services.

Discontinued Operations

As indicated above, the Healthcare segment was sold during 2005 and has been reported as a discontinued operation. The operations of the Healthcare segment resulted in earnings, net of income taxes, of $702,000 in 2005. A gain on the disposition of Healthcare assets of $21.5 million, net of income taxes, was recorded in 2005. The gain of $21.5 million included $20.2 million as a result of the sale of the segment in April 2005 and $1.3 million from the sale of a related warehouse in January 2005. The results of discontinued operations and the gain recorded on the sale of Healthcare assets contributed 89 cents to the $3.65 diluted earnings per share earned by the Corporation in 2005.

Revenue from Continuing Operations

2005 compared with 2004

Printing services segment revenue of $1.12 billion for 2005 was $105 million, or 10%, higher than the prior-year total of $1.01 billion. The increase in revenue was the result of the paper price increases discussed above, as well as increased revenue in each operating unit. The literature management, catalog and publications operating units produced double-digit percentage revenue increases in 2005.

Revenue for the printing services segment operating units in 2005 and 2004, as a percent of total printing services segment revenue, was as follows:

	2005	2004
Book	33%	35%
Direct Marketing	21	21
Publications	21	20
Catalog	15	14
Literature Management	9	8
Other	1	2

	100%	100%

Book operating unit revenue for 2005 was approximately 7% higher than the prior year due primarily to increased printing of educational materials. Literature management revenue increased by 28% over 2004, driven primarily by strong sales to one customer late in 2005. This operating unit provided print and packaging services to assist a major healthcare insurer with Medicare Part D prescription drug marketing efforts. Catalog operating unit revenue increased by 13% in 2005. Approximately nine percentage points of the increase was related to higher paper prices in 2005. The remaining increase was due to higher volumes versus the prior year. Revenue for the direct marketing operating unit was approximately 7% above the level of the prior year, with increased paper prices contributing five percentage points of this increase. The remaining increase related to increased volume of printed direct mail, and increased sales of in-line, custom personalized marketing materials. In the publications operating unit, revenue increased by 12% primarily as a result of increased market share within the magazine printing market. This operating unit increased the number of magazines it prints by 166 titles in 2005. In addition, approximately one percentage point of the increase in revenue for this operating unit from 2004 to 2005 related to paper price increases.

Supply-chain management services segment revenue was $429 million in 2005, an increase of $16.5 million, or 4%, from 2004. Of this increase, approximately $2 million resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of continued strong levels of consumer spending on technology and increased outsourcing of non-core activities by other customers. Both factors drove an increase in demand for products and services by the Corporation’s major technology customers.

The Corporation has a contract with Hewlett-Packard Company in the supply-chain management services segment that runs through 2006, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract was most recently extended through 2006. Revenue from Hewlett-Packard Company under this agreement totaled approximately $135 million in 2005 and $134 million in 2004. The loss or modification of the terms of this contract could have a material adverse impact on the Corporation’s financial results.

2004 compared with 2003

Printing services segment revenue of $1.01 billion for 2004 was $51 million, or 5%, higher than the prior-year total of $959 million. The increase in revenue was the result of the paper price increases discussed above, as well as revenue increases of 20% in the direct marketing operating unit and 8% in the publications operating unit.

Revenue for the printing services segment operating units in 2004 and 2003, as a percent of total printing services segment revenue is presented below. The Book operating unit includes revenue in both 2004 and 2003 that is now included in the newly formed Literature Management operating unit, effective in 2005.

	2004	2003
Book	43%	43%
Direct Marketing	21	19
Publications	20	20
Catalog	14	16
Other	2	2

	100%	100%

Book operating unit revenue for 2004 was approximately 4% higher than the prior year due primarily to increased revenue in literature management services. Catalog operating unit revenue decreased by 10% in 2004. Approximately 45% of the decrease was related to revenue that was transferred to other Banta plants as a result of the 2003 restructuring activity. The remaining decrease was due to lost capacity following the closure of one of the two facilities in this operating unit during the 2003 restructuring activities. Revenue for the direct marketing operating unit was approximately 20% above the level of the prior year due to increased sales in advertising and promotional material, particularly related to increased volume of printed direct mail, and increased sales of in-line, custom personalized marketing materials that are printed in this operating unit. In the publications operating unit, revenue increased by 8% primarily as a result of the Corporation increasing its market share within the magazine printing market. Despite the competitive operating environment and a high incidence of magazine title attrition within the magazine printing market, this operating unit increased the number of magazines it prints by approximately 220 titles in 2004.

Supply-chain management services segment revenue was $412 million in 2004, an increase of 15% from 2003. Of this increase, $22 million resulted from favorable changes in foreign currency exchange rates. The remaining increase was the result of continued strong levels of consumer spending on technology and increased outsourcing of non-core activities. Both factors drove the significant increase in demand for products and services by the Corporation’s major technology customers.

Earnings from Continuing Operations

2005 compared with 2004

Earnings from continuing operations of $105.1 million for 2005 were 7% higher than the $98.5 million recorded in the prior year. Gross margin from continuing operations increased to 22.2% in 2005 from 21.5% in 2004 as a result of increased gross margin in 2005 for both the printing services and supply-chain management services segments. The reasons for changes in gross margin are described below in the discussion of earnings from operations by segment.

Printing services segment earnings from operations for 2005 were $86.6 million, 9% higher than the prior year’s $79.1 million. Operating margin for the printing services segment was 7.8% for 2005 and 2004. The increase in 2005 printing services segment operating earnings was the result of increased revenue at all operating units. Operating earnings as a percentage of revenue increased for the direct marketing operating unit primarily due to improved pricing and mix shift to more complex, personalized services. The increase in 2005 operating earnings as a percentage of revenue for the catalog operating unit was due primarily to increased volume and continuing operational improvements. The book operating unit operating earnings as a percentage of revenue were consistent from 2004 to 2005 as operational improvements offset pricing pressures. The publications and literature management operating units experienced small decreases in operating earnings as a percentage of revenue due to increased costs, including investments in productivity programs, and the mix of print and fulfillment work, respectively.

Earnings from operations for the supply-chain management services segment increased to $48.7 million in 2005 from $46.7 million in 2004, and operating margin increased slightly to 11.4% compared with 11.3% in the prior year. Higher volumes and a mix shift to higher-margin activities contributed to additional earnings, offsetting pricing pressure from new and existing customers; as well as costs related to customer service requirements and personnel expenses incurred during the year. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and may decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix, and anticipated continued pricing pressure from existing and new customers.

2004 compared with 2003

Earnings from continuing operations for 2004 were $98.5 million, an increase of 42% compared with the prior year. Of this increase, 75% was a result of the Corporation having no special charges in 2004. Special charges, which are discussed in more detail below, were $21.6 million in 2003. Gross margin on a corporatewide basis decreased to 21.5% in 2004 from 21.6% in 2003 as a result of decreased gross margin in 2004 in the supply-chain management services segment. Gross margin for the printing services segment improved in 2004 compared with the prior year. The reasons for changes in gross margin are described below in the discussion of earnings from operations by segment.

Printing services segment earnings from operations for 2004 were $79.1 million, 45% higher than the prior year’s $54.7 million. Operating margin for the printing services segment was 7.8% for 2004 compared with 5.7% during 2003. Restructuring charges of $12 million were included in the 2003 results. Excluding the impact of the special charges, the increase in 2004 printing services segment operating earnings was primarily the result of improved results in the catalog and direct marketing operating units. The operating earnings for the catalog operating unit increased significantly in 2004, primarily as the result of the restructuring activity in 2003. Operating earnings also increased for the direct marketing operating unit, primarily due to increased demand and pricing for in-line, custom personalized marketing materials.

Earnings from operations for the supply-chain management services segment increased to $46.7 million in 2004 from $35.8 million in 2003, and operating margin increased to 11.3% compared with 10.0% in the prior year. Earnings from operations were reduced during 2003 by special charges totaling $9.6 million. The absence of these charges in 2004 contributed 2.6 percentage points of improvement in operating margin. This improvement was partially offset by a lower proportion of value-added content in the product mix and continued pricing pressure from existing and new customers.

Fiscal 2003 Special Charges

During 2003, the Corporation announced and completed a restructuring involving its consumer catalog business and a realignment of operating activities within its printing services and supply-chain management services segments. Charges incurred in the restructuring totaled $17.0 million. The objective of the plan was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. The components of the restructuring expenses were as follows: employees’ severance and benefits, $9.3 million; facility costs, including lease terminations, $2.8 million; and reduction in the carrying value of impaired assets and other, $4.9 million. Approximately $12.0 million of the restructuring charges related to the printing services segment and the remaining $5.0 million related to the supply-chain management services segment.

During 2003, the Corporation settled a lawsuit with Singapore-based Mentor Media, Ltd. (Mentor) related to its proposed acquisition of Mentor. The Corporation recorded a charge of $4.6 million in the second quarter of 2003 in connection with the settlement.

Geographic Analysis of Revenue and Earnings from Operations from Continuing Operations

Revenue and earnings from operations (excluding unallocated corporate expenses) by geographic area for 2005, 2004 and 2003 are presented below (dollars in thousands). Virtually all revenue for the printing services segment was from customers in the United States. Revenue in the supply-chain management services segment was from customers in the United States, Europe and Asia.

	2005	2004	2003
Revenue
United States	$1,234,865	$1,104,330	$1,046,529
Non-United States	309,062	317,854	271,597

Total	$1,543,927	$1,422,184	$1,318,126

Earnings from operations
United States	$102,529	$93,582	$70,767
Non-United States	32,684	32,186	19,772

Total	$135,213	$125,768	$90,539

Revenue in the United States increased by 12% in 2005 compared with the prior year. This increase was primarily due to the increased revenue in the printing services segment, which increased by 10% in 2005 and constituted the majority of the Corporation’s revenue in the United States. In addition, the supply-chain management services segment experienced strong growth as revenue in the United States for this segment increased 27% in 2005. Non-United States revenue decreased by 3% in 2005 compared with the prior year. Virtually all non-United States revenue was in the supply-chain management services segment and the loss of two customers outside the United States more than offset the growth with new and existing customers in foreign locations.

Operating earnings in the United States increased by 10% in 2005 compared with 2004. The improvements were the result of the increased, higher-margin activities in the printing services and supply-chain services segments in the United States. Non-United States operating earnings increased by 1.5% in 2005, compared with 2004, due primarily to a mix shift to higher margin activities.

Revenue in the United States increased by 6% in 2004 from 2003. This increase was consistent with the increase in revenue in 2004 in the printing services segment, which constituted the majority of the Corporation’s revenue in the United States. Non-United States revenue increased by 17% in 2004 from 2003. Virtually all non-United States revenue was in the supply-chain management services segment and the increase in revenue was consistent with the strong growth in new customers outside of the United States.

Operating earnings in the United States increased by 32% in 2004 compared with the prior year. The improvements were the result of factors described above impacting the printing services segment, primarily the absence of special charges in 2004, and improved earnings for the catalog and direct marketing operating units. Non-United States operating earnings increased by 63% in 2004, compared with the prior year, due primarily to the absence of special charges in 2004 and changes in mix and pricing described above. In addition, increases in operating earnings in non-United States locations were the result of demand by new customers in these geographical markets.

Interest Expense, Interest Income and Other Income from Continuing Operations

Interest expense of $5.5 million in 2005 was $0.7 million lower than the prior-year interest expense of $6.2 million. The reduction in interest expense was the result of scheduled repayments of long-term debt. In addition, the Corporation capitalized approximately $178,000 of interest in connection with major ongoing capital projects during 2005. Capitalized interest was $1,279,000 for 2004 and $798,000 for 2003. Interest expense of $6.2 million in 2004 was $2.2 million lower than interest expense of $8.4 million in 2003. Interest expense declined as the Corporation made its scheduled long-term debt payments.

Interest income increased $1.1 million to $3.3 million in 2005 compared with 2004. The increase in interest income was the result of the Corporation’s movement of some of its cash reserves to higher-yield investments as well as to rising short-term interest rates, in general, during 2005. Interest income of $2.2 million in 2004 decreased $0.2 million compared with $2.4 million of interest income in 2003. The decrease was primarily the result of reduced returns on the Corporation’s cash reserves during a period of falling interest rates.

Other income for 2005 increased approximately $0.2 million to $0.7 million in 2005 due primarily to a gain of $0.1 million on foreign currency transactions in 2005 compared to a loss on foreign currency transactions in 2004. Other income for 2004 was approximately $1.5 million higher than 2003 due to reduced losses on foreign currency transactions and increased gain from the sale of fixed assets.

Provision for Income Taxes

Effective income tax rates from continuing operations were 34.0%, 35.2% and 37.2% in 2005, 2004 and 2003, respectively. The continuing reductions in the effective tax rates were due to a greater mix of earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

In December 2005, the Corporation repatriated approximately $126.0 million of its accumulated foreign earnings. These earnings were repatriated due solely to the tax benefits made available by the special dividends deduction provisions of the Jobs Act. The Corporation recorded a $4.4 million tax provision in the fourth quarter of 2005 related to this event.

Net Earnings

The Corporation’s earnings from continuing operations were $68.3 million in 2005, 11% higher than the $61.5 million in 2004. Diluted earnings per share from continuing operations were $2.76 in 2005 compared with $2.41 in 2004. The increase in earnings reflected the growth in revenue and the increased profitability of both the printing services segment and the supply-chain management services segment. Approximately 14% of the increase in diluted earnings per share from continuing operations in 2005 was the result of share repurchases, which are described in more detail below.

The Corporation’s net earnings were $90.5 million in 2005, 33% higher than the $68.0 million in 2004 based on the factors described above as well as the results of operations and the gain on the sale of the Healthcare segment during 2005.

The Corporation’s earnings from continuing operations were $61.5 million for 2004, 57% higher than the $39.2 million in 2003. Diluted earnings per share from continuing operations were $2.41 in 2004 compared with $1.52 the prior year. The increase in earnings reflected the absence of special charges and the increased profitability of both the printing services segment and the supply-chain management services segment. Approximately 8% of the increase in diluted earnings per share in 2004 was the result of share repurchases, which is described in more detail below.

Liquidity and Capital Resources

On December 31, 2005, the Corporation had cash and cash equivalents of $149 million. The change in cash and cash equivalents for the years presented was as follows:

Dollars in thousands	2005	2004	2003
Cash and cash equivalents at beginning of year	$128,353	$175,662	$154,836
Cash provided by operating activities	85,463	84,784	110,459
Cash provided by (used for) investing activities	25,692	(59,114)	(78,386)
Cash used for financing activities	(72,291)	(81,661)	(24,394)
Effect of exchange rate changes on cash and cash
equivalents	(18,322)	8,682	13,147

Net increase (decrease) in cash and cash equivalents	20,542	(47,309)	20,826

Cash and cash equivalents at end of year	$148,895	$128,353	$175,662

Operating Activities

Cash provided by operating activities increased 1% to approximately $85.5 million, the result of cash generated from net earnings and changes to the balance sheet during the year. Inventory levels in 2005 were lower than levels at the end of 2004. The fourth quarter of 2004 had higher-than-normal inventories, primarily because of paper purchases in advance of expected price increases in 2005. Inventory levels were reduced by the end of 2005. This decrease was offset by an increase in accounts receivables which were the result of strong sales in the fourth quarter of 2005, particularly in the literature management operating unit, as a major project related to the Medicare Part D program was completed.

Investing Activities

Investing activities consist principally of capital expenditures as well as acquisition and divestiture activity. The Corporation’s capital expenditures totaled $45.4 million, $65.2 million and $70.7 million for 2005, 2004 and 2003, respectively. The Corporation is committed to maintaining modern, safe and efficient plants and to providing customers with enhanced supply-chain management services as well as new printing and digital imaging technologies. Preliminary plans for 2006 are for capital expenditures of approximately $90 million. Capital expenditures are expected to be funded by existing cash and cash provided from operations. Proceeds from the sale of the Healthcare business in 2005 were used to finance the share repurchases effected in 2005, and are discussed in more detail below.

Financing Activities

Cash used for financing activities in 2005 reflected share repurchases, payment of dividends to shareholders, and net borrowings and repayments of long-term debt, partially offset by proceeds from stock option exercises.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During 2005, the Corporation purchased 1,458,500 shares of common stock under the repurchase program at an aggregate cost of $65.6 million. The 2005 share repurchases were principally financed with the proceeds from the sale of the Healthcare business. The Corporation purchased 1,000,000 shares of common stock at a cost of $44.3 million in 2004. No shares of the Corporation’s common stock were repurchased in 2003. As of December 31, 2005, the Corporation had authority to repurchase up to an additional $84.4 million in common stock under the current share repurchase program. The Corporation may continue its repurchase of shares in the future pursuant to this authorization if market conditions warrant. Any future stock repurchases are expected to be funded by a combination of existing cash, cash provided from operations and short-term borrowings.

The Corporation paid dividends of $17.1 million, $17.2 million and $16.7 million for the fiscal years 2005, 2004 and 2003, respectively.

The Corporation incurred $24.2 million of long-term borrowings at locations outside the United States in 2005 related to the repatriation of its foreign earnings. These earnings were repatriated due solely to the tax benefits made available by the special dividend deduction provisions of the Jobs Act. Of the $86.5 million of total debt at the end of 2005, $11.5 million matures in 2006 with the remaining balance maturing at varying intervals through 2015. The Corporation has historically raised short-term funds by borrowing against lines of credit with banks. Such borrowings are supported by a credit facility with three domestic banks, which provide a total borrowing capacity of $80 million. During 2005, the Corporation had a maximum of $20.0 million outstanding under short-term credit facilities, all of which was repaid prior to December 31, 2005. During 2004, the Corporation had a maximum of $10.0 million outstanding under short-term credit facilities, all of which was repaid prior to January 1, 2005.

At December 31, 2005, the Corporation had the following contractual obligations. These obligations are discussed in more detail in Notes 5 and 9 to the Consolidated Financial Statements. The Corporation has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$86,506	$11,460	$47,740	$17,489	$9,817
Interest on Long-Term Debt	16,166	5,166	6,684	2,543	1,773
Operating Lease Obligations	88,731	21,856	33,047	16,989	16,839

Total Contractual Obligations	$191,403	$38,482	$87,471	$37,021	$28,429

Management believes the Corporation’s financial condition is strong and that its ability to generate cash from operations and its ability to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other investment for the foreseeable future.

Litigation

In the ordinary course of its business, the Corporation is involved in litigation matters. Based on the Corporation’s assessment of these matters presently known to management and on the existing reserves provided for them, the Corporation does not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial condition.

Outlook

Expectations on a consolidated basis for the full-year 2006 are for revenue to be in the range of $1.6 billion to $1.65 billion. Diluted earnings per share from continuing operations are expected to be in the range of $3.00 to $3.15. This estimate includes the effects of expensing stock options required under SFAS No. 123 (R), “Share Based Payment.” We expect earnings per share from continuing operations in the first half of 2006 to be fairly comparable to the first half of 2005, with the bulk of the anticipated increase in earnings per share occurring in the second half of the year.

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

The most significant accounting estimates inherent in the preparation of the Corporation’s consolidated financial statements include estimates as to the recovery of receivables and the realization of inventories, plant and equipment, and goodwill. Significant assumptions are also used in the determination of liabilities related to pension and postretirement benefits, obligations for lease terminations, income taxes and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial assumptions. The Corporation re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition. Revenue is recognized, net of estimated discounts, allowances and returns, when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenue in the supply-chain management services segment is recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenue from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

The Corporation records shipping and handling fees billed to customers as revenue, and records the related costs as cost of printing and supply-chain services, when incurred.

•	Goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation completed the annual impairment tests in the fourth quarter of 2005, 2004 and 2003. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2005, 2004 and 2003.

•	Stock-based compensation. The Corporation has three stock-based employee compensation plans. The Corporation’s stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for stock options granted under these plans. The Corporation amortizes restricted stock awards to net earnings over the vesting period based on the fair value of the stock at the date of grant. Notes 1 and 8 to the Consolidated Financial Statements provide supplemental information, including pro forma earnings and earnings per share, as if the Corporation had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” The estimate of fair value requires a number of assumptions, including estimated option life and future volatility of the underlying stock price. Changes in these assumptions could significantly impact the estimated fair value of the stock options.

•	Retirement benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. The discount rate is based upon the 10-year Moody’s Aa bond rate at the end of each year. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods. Changes in the following key assumptions would impact the funded status and cost of the pension and postretirement plans as described below:

(Dollars in thousands)	Discount rate change of +/- 50 basis points		Asset return of +/- 100 basis points
	Pension plans	Postretirement plan	Pension plans (expected asset return)	Pension plans (actual asset return)
Increase (decrease) net
periodic benefit cost	($2,100)/$2,395	($84)/$95	($1,506)/$1,506	N/A
Increase (decrease) funded
status at end of year	$16,483/($18,711)	$665/($760)	N/A	$1,522/($1,522)

The Corporation recognized pension and postretirement benefit expense of $9.6 million, $7.7 million and $7.2 million in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Corporation’s pension plans had accumulated benefit obligations of $206.6 million compared with plan assets of $166.0 million. The Corporation elected to contribute approximately $16 million to the qualified pension plan in 2005 and $11 million in 2004 to maintain the funded status of the plan at a level comparable to recent years.

•	Asset impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Asset impairment charges were recognized in 2003, as described in Note 11 to the Consolidated Financial Statements. No asset impairment charges were recognized in 2005 or 2004.

•	Income taxes. The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

°	Management reviews the Corporation’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.
°	The Corporation establishes accruals for certain tax contingencies when, despite the belief that the Corporation’s tax return positions are fully supported, the Corporation believes that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.
°	The Corporation has not provided for possible U.S. taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principles be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Corporation’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123 (R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123 (R) are effective for fiscal years beginning after June 15, 2005. Accordingly, the Corporation will implement the revised standard in the first quarter of fiscal year 2006. SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB 107, which expresses views of the SEC staff regarding the application of SFAS No. 123 (R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. For fiscal years prior to 2006 the Corporation accounted for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management has selected a transition method in which prior period financial statements would not be restated. In addition, management will use the Black-Scholes-Merton valuation model, which is the same valuation model the Corporation uses to value stock options for pro forma presentation of earnings and per-share data for SFAS No. 148 disclosure purposes. Management believes that the current required disclosures in Note 1 appropriately reflect the impact this standard would have on reported net earnings if adopted in the periods presented.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Jobs Act”). The Jobs Act became law in the U.S. in October 2004. This legislation implemented a number of changes in U.S. tax laws. FSP No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. Management believes that the Corporation is in compliance with the guidance of FSP No. 109-2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Corporation does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005, with early application permitted. The Corporation’s policy has always been to handle inventory costs in a manner consistent with the provisions of this statement.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. The Corporation has applied the provisions of FSP No. 106-2 to the calculation of retiree healthcare benefits plans for 2005 and 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. On December 31, 2005, the Corporation had no outstanding borrowings under its lines of credit with banks and minimal floating rate long-term debt. Since essentially all long-term debt is at fixed interest rates, exposure to interest rate fluctuations is immaterial. Disclosure relating to the fair value of long-term debt is included in Note 1 of the Notes to Consolidated Financial Statements.

Portions of potential market risk associated with changes in foreign exchange rates are considered in contractual arrangements with customers. The Corporation also manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate a portion of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Corporation’s overall foreign currency exchange rate exposure on December 31, 2005, a 10% change in foreign currency exchange rates would not have had a material effect on the Corporation’s financial position, net earnings or cash flows.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets at December 31, 2005, and January 1, 2005	25
Consolidated Statements of Earnings for each of the three years ended December 31, 2005, January 1,
2005, and January 3, 2004	26
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, January
1, 2005, and January 3, 2004	27
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31,
2005, January 1, 2005, and January 3, 2004	28
Notes to Consolidated Financial Statements	29

Report of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersBanta
Corporation

We have audited the accompanying consolidated balance sheets of Banta Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banta Corporation at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Banta Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
February 6, 2006

Consolidated Balance Sheets

December 31, 2005, and January 1, 2005 Dollars in thousands	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$148,895	$128,353
Receivables, less reserves of $4,399 and $5,578, respectively	295,993	263,087
Inventories	80,756	102,892
Prepaid expenses	9,524	10,717
Deferred income taxes	11,172	14,452

Total Current Assets	546,340	519,501

Plant and Equipment:
Land	5,428	7,764
Buildings and improvements	145,852	156,622
Machinery and equipment	826,480	835,549

Total plant and equipment	977,760	999,935
Less accumulated depreciation	713,911	711,808

Net plant and equipment	263,849	288,127
Other Assets	40,644	31,574
Goodwill	43,518	66,371

Total Assets	$894,351	$905,573

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$107,943	$105,656
Accrued salaries and wages	44,223	44,410
Other accrued liabilities	41,393	47,946
Current maturities of long-term debt	11,460	25,594

Total Current Liabilities	205,019	223,606

Non-current Liabilities:
Long-term debt	75,046	62,333
Deferred income taxes	15,250	25,622
Other non-current liabilities	56,447	56,046

Total Non-current Liabilities	146,743	144,001

Commitments and Contingencies (Notes 6 and 9)
Shareholders’ Investment:
Preferred stock	--	--
Common stock - 29,787,969 and 29,278,884 shares issued,
respectively	2,979	2,928
Amount in excess of par value of stock	58,621	41,454
Retained earnings	656,298	582,973
Unearned compensation	(1,140)	(840)
Treasury stock, at cost - 5,670,118 and 4,232,412 shares,	(179,270)	(114,046)
respectively
Accumulated other comprehensive income	5,101	25,497

Total Shareholders’ Investment	542,589	537,966

Total Liabilities and Shareholders’ Investment	$894,351	$905,573

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Earnings

For the Years Ended December 31, 2005, January 1, 2005, and January 3, 2004 Dollars in thousands (except earnings per share)	2005	2004	2003
Continuing operations:
Revenue	$1,543,927	$1,422,184	$1,318,126
Cost of printing and supply-chain services	1,200,487	1,115,761	1,033,281

Gross earnings	343,440	306,423	284,845
Selling and administrative expenses	238,384	207,916	193,752
Restructuring charge	--	--	16,952
Litigation settlement	--	--	4,602

Operating earnings from continuing operations	105,056	98,507	69,539
Interest expense	(5,472)	(6,248)	(8,420)
Interest income	3,286	2,159	2,353
Other income (expense), net	689	453	(1,066)

Earnings from continuing operations before income taxes	103,559	94,871	62,406
Provision for income taxes	35,240	33,413	23,237

Earnings from continuing operations	68,319	61,458	39,169
Discontinued operations:
Earnings from operations of discontinued Healthcare
segment, net of income taxes	702	6,547	7,445
Gain from sale of Healthcare segment, net of income taxes	21,500	--	--

Net earnings	$90,521	$68,005	$46,614

Basic earning per share of common stock:
Earnings from continuing operations	$2.80	$2.45	$1.54
Earnings from discontinued operations	0.03	0.26	0.29
Earnings from gain on sale of Healthcare segment	0.88	--	--

Total	$3.71	$2.71	$1.83

Diluted earning per share of common stock:
Earnings from continuing operations	$2.76	$2.41	$1.52
Earnings from discontinued operations	0.03	0.26	0.29
Earnings from gain on sale of Healthcare segment	0.86	--	--

Total	$3.65	$2.67	$1.81

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, January 1, 2005, and January 3, 2004 Dollars in thousands	2005	2004	2003
Cash Flows from Operating Activities
Net earnings	$90,521	$68,005	$46,614
Adjustments to reconcile net earnings to cash provided by operating activities, net of acquisition and divestiture:
Depreciation and amortization	55,135	59,943	63,848
Gain on sale of plant and equipment	(436)	(1,242)	--
Gain on sale of Healthcare segment	(20,200)	--	--
Gain on sale of warehouse related to Healthcare segment	(1,300)	--	--
Deferred income taxes	(2,545)	11,862	4,804
Tax benefit from the exercise of stock options	4,808	2,460	3,247
Non-cash stock compensation	642	237	--
Non-cash restructuring charges	--	--	1,067
Change in assets and liabilities, net of effects of acquisition and divestiture:
Increase in receivables	(39,255)	(23,119)	(11,773)
Decrease (increase) in inventories	12,723	(27,146)	(3,963)
Decrease (increase) in prepaid expenses	1,012	11,809	(9,928)
Increase in other non-current assets	(9,530)	(6,110)	(6,272)
(Decrease) increase in accounts payable
and accrued liabilities	(6,513)	(11,675)	17,778
Increase (decrease) in other non-current liabilities	401	(240)	5,037

Cash provided by operating activities	85,463	84,784	110,459

Cash Flows from Investing Activities
Capital expenditures	(45,416)	(65,175)	(70,677)
Proceeds from sale of plant and equipment	1,303	5,351	120
Business acquisition	--	--	(2,379)
Proceeds from sale of Healthcare segment	62,592	--	--
Proceeds from sale of warehouse related to Healthcare segment	6,753	--	--
Purchases of long-term investments	--	--	(5,450)
Redemptions of long-term investments	460	710	--

Cash provided by (used for) investing activities	25,692	(59,114)	(78,386)

Cash Flows from Financing Activities
Payments on long-term debt	(25,649)	(23,907)	(19,032)
Additions of long-term debt	24,228	--	--
Proceeds from exercise of stock options, net	11,867	3,844	11,383
Dividends paid	(17,112)	(17,245)	(16,745)
Repurchase of common stock	(65,571)	(44,353)	--
Other	(54)	--	--

Cash used for financing activities	(72,291)	(81,661)	(24,394)

	(18,322)	8,682	13,147
Effect of exchange rate changes on cash and cash equivalents
	20,542	(47,309)	20,826
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of year	128,353	175,662	154,836

Cash and cash equivalents at end of year	$148,895	$128,353	$175,662

Cash payments for:
Interest, net of amount capitalized	$5,610	$6,257	$8,629
Income taxes	33,274	10,669	24,743

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Shareholder’s Investment

For the Years Ended December 31, 2005, January 1, 2005, and January 3, 2004

	Common Stock		Amount in				Accumulated Other
Dollars in thousands	Shares Issued	Par Value	Excess of Par Value of Stock	Retained Earnings	Unearned Compensation	Treasury Stock	Comprehensive Income (Loss)	Total
Balance, December 28, 2002	28,503,446	$2,850	$20,003	$502,561	$--	$(70,175)	$(2,126)	$453,113
Net earnings				46,614				46,614
Cumulative foreign currency
translation adjustments							16,163	16,163

Comprehensive income								62,777

Cash dividends declared ($.67 per
share)				(17,091)				(17,091)
Stock options exercised, net of shares
tendered	544,047	54	14,554					14,608
Other	695	1	21					22

Balance, January 3, 2004	29,048,188	2,905	34,578	532,084	--	(70,175)	14,037	513,429
Net earnings				68,005				68,005
Cumulative foreign currency
translation adjustments							11,460	11,460

Comprehensive income								79,465

Cash dividends declared ($.68 per
share)				(17,116)				(17,116)
Stock options exercised, net of shares
tendered	230,696	23	6,281					6,304
Restricted stock issuance			595		(1,077)	482		--
Unearned compensation amortization					237			237
Treasury stock purchases						(44,353)		(44,353)

Balance, January 1, 2005	29,278,884	2,928	41,454	582,973	(840)	(114,046)	25,497	537,966
Net earnings				90,521				90,521
Cumulative foreign currency
translation adjustments							(20,396)	(20,396)

Comprehensive income								70,125

Cash dividends declared ($.71 per
share)				(17,196)				(17,196)
Stock options exercised, net of shares
tendered	509,085	51	16,638					16,689
Restricted stock issuance			544		(1,092)	548		--
Restricted stock vests and forfeitures			(15)		150	(201)		(66)
Unearned compensation amortization					642			642
Treasury stock purchases						(65,571)		(65,571)

Balance, December 31, 2005	29,787,969	$2,979	$58,621	$656,298	$(1,140)	$(179,270)	$5,101	$542,589

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2005, January 1, 2005, and January 3, 2004

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

As discussed in Note 2, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets, have been reflected in discontinued operations in the accompanying consolidated statements of earnings.

In 2005, one customer accounted for 10.5% of the Corporation’s revenue from continuing operations, with revenue in both business segments. No single customer accounted for more than 10% of consolidated revenue from continuing operations during 2004 or 2003.

Year-End

The Corporation reports its results of operations on a 52/53 week year ending on the Saturday closest to December 31. Operations included 52 weeks in 2005 and 2004, and 53 weeks in 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue is recognized, net of estimated discounts, allowances and returns, when title and risk of loss transfers to the customer and the earnings process is complete. The Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In addition, revenue in the supply-chain management services segment is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has the risks and rewards of ownership, latitude in establishing component vendors and pricing, and bears all credit risk. Revenue from contracts that do not meet these criteria is recognized on a net basis, recording only the portion that is related to services or products provided directly by the Corporation.

Customers, who are primarily located throughout the United States, Europe and Asia, are granted credit on an unsecured basis. The Corporation maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable and, to date, such losses have been within management’s expectations. Specific accounts are written off against the allowance for doubtful accounts when it is deemed that the receivable is no longer collectible.

The Corporation records shipping and handling fees billed to customers as revenue, and records the related costs as cost of printing and supply-chain services, when incurred.

Foreign Currency Translation

For all subsidiaries outside the United States, with the exception of operations in Hungary, the Corporation uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ investment. Operations in Hungary use the GBP sterling as the functional currency. Gains and losses from foreign currency transactions are included in net earnings, and totaled a gain of $234,000 in 2005, and losses of $944,000 and $1,503,000 in 2004 and 2003, respectively.

Cash Equivalents and Investments

The Corporation considers all highly liquid investments, with maturities of less than 90 days at the date of purchase, to be cash equivalents. The cost of these investments, which are considered as “available for sale” for financial reporting purposes, approximated fair value at December 31, 2005, and January 1, 2005. There were no realized gains or losses on these investments during 2005, 2004 and 2003.

The Corporation held $4,280,000 and $4,740,000 of non-rated, tax-exempt Wisconsin Industrial Revenue Bonds backed by a letter of credit from a Thompson rated “A” financial institution at December 31, 2005, and January 1, 2005, respectively. The bonds have a 7-day interest rate reset feature and put option. Based on the original maturity of the underlying investments, the Corporation has classified these instruments as long-term investments considered “available for sale.” It is the current intention of the Corporation to hold these instruments for more than one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and long-term investments approximated fair value as of December 31, 2005, and January 1, 2005, due to the short maturities of these instruments. Based on the borrowing rates available to the Corporation for loans with similar terms and average maturities, the fair value of long-term debt as of December 31, 2005, and January 1, 2005, including current maturities, was estimated to be $89,056,000 and $95,719,000, respectively.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Inventories include material, labor and manufacturing overhead. Inventories at December 31, 2005, and January 1, 2005, were as follows:

Dollars in thousands	2005	2004
Raw materials and supplies	$44,541	$49,055
Work-in-process and finished goods	36,215	53,837

Net inventories	$80,756	$102,892

Plant and Equipment

Plant and equipment are stated at cost and depreciated over the estimated useful life of the assets. Depreciation is computed using the straight-line method for financial reporting purposes. Accelerated depreciation methods are used for income tax reporting purposes. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life on a straight-line basis. The range of useful lives for financial reporting is 15 to 40 years for buildings and improvements, 3 to 7 years for information systems and equipment installations, and 3 to 10 years for machinery and equipment.

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

Capitalized Interest

The Corporation capitalizes interest on major buildings, information systems and machinery and equipment installations and depreciates the amount capitalized over the lives of the related assets. Total interest incurred was $5,650,000 in 2005, $7,527,000 in 2004, and $9,218,000 in 2003, of which $178,000, $1,279,000 and $798,000 was capitalized in 2005, 2004 and 2003, respectively.

Capitalized Software Development Costs

The Corporation capitalizes costs incurred to develop or obtain software for internal use based on guidance provided by the Accounting Standards Executive Committee Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Qualifying costs incurred during the application development stage are capitalized, and such costs are depreciated over the estimated useful life of the software when it is placed into service.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis.

The Corporation completed the annual impairment tests in the fourth quarter of 2005, 2004 and 2003. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2005, 2004 and 2003.

Environmental Costs

The Corporation accrues for potential costs associated with environmental obligations when such losses are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value. The accruals, which are subject to management judgment, are adjusted as facts and circumstances change.

Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares, which relate primarily to the assumed exercise of stock options. Weighted average common shares for computation of basic earnings per share were 24,400,087; 25,123,022; and 25,499,789, in 2005, 2004 and 2003, respectively. Weighted average common and common equivalent shares for computation of diluted earnings per share were 24,784,216; 25,508,380; and 25,742,979, in 2005, 2004 and 2003, respectively.

The shares outstanding used to compute diluted earnings per share for 2005, 2004 and 2003 excluded outstanding options to purchase 101,881; 114,548; and 524,584 shares of common stock, respectively, with weighted-average exercise prices of $45.06, $45.52 and $35.08, respectively. These options were excluded because their exercise prices were greater than the average market price of the common shares and their inclusion in the computation would have been antidilutive.

Stock-Based Compensation

The Corporation has three stock-based employee compensation plans (see Note 8). The Corporation’s stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net earnings for stock options granted under these plans. The Corporation amortizes restricted stock awards to net earnings over the vesting period based on the fair value of the stock at the date of grant.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Corporation’s pro forma net earnings and earnings per share would have been as follows:

Dollars in thousands, except per share amounts Net earnings:	2005	2004	2003
As reported	$90,521	$68,005	$46,614
Add: Compensation expense related to restricted stock
included in net earnings, net of related taxes	385	142	--
Deduct: Total stock-based employee compensation
expense determined under fair value based method, net
of related taxes	(3,908)	(4,578)	(3,152)

Pro forma	$86,998	$63,569	$43,462

Earnings per share:
As reported:
Basic	$3.71	$2.71	$1.83
Diluted	3.65	2.67	1.81
Pro forma:
Basic	$3.57	$2.53	$1.70
Diluted	3.51	2.49	1.69

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 3.9%, 3.6% and 3.4%; expected dividend yields of 1.6%, 1.7% and 1.8%; expected option lives of 5.0, 5.3 and 5.7 years; and expected volatility of 22%, 26% and 26%. Based on these assumptions, the weighted average fair value of the options granted at the date of grant in 2005, 2004 and 2003 was $10.17, $9.40 and $9.51, respectively.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principles be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Corporation’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123 (R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123 (R) are effective for fiscal years beginning after June 15, 2005. Accordingly, the Corporation will implement the revised standard in the first quarter of fiscal year 2006. SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB 107, which expresses views of the SEC staff regarding the application of SFAS No. 123 (R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. For fiscal years prior to 2006, the Corporation accounted for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management has selected a transition method in which prior period financial statements would not be restated. In addition, management will use the Black-Scholes-Merton valuation model, which is the same valuation model the Corporation uses to value stock options for pro forma presentation of earnings and per-share data for SFAS No. 148 disclosure purposes. Management believes that the current required disclosures in Note 1 under Stock-Based Compensation appropriately reflect the impact this standard would have on reported net earnings if adopted in the periods presented.

Based on unvested options outstanding at December 31, 2005, the future compensation cost to be recognized as a result of the implementation of SFAS No. 123 (R) is as follows (in thousands of dollars):

2006	$4,579
2007	2,485
2008	705

Total	$7,769

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Jobs Act”). The Jobs Act became law in the U.S. in October 2004. This legislation implemented a number of changes in U.S. tax laws. FSP No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. Management believes that the Corporation is in compliance with the guidance of FSP No. 109-2 (see Note 12).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Corporation does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Corporation’s policy has always been to handle inventory costs in a manner consistent with the provisions of this statement.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. The Corporation has applied the provisions of FSP No. 106-2 to the calculation of retiree healthcare benefits plans for 2005 and 2004.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

2 Divestiture

On April 12, 2005, the Corporation sold substantially all of the assets of Healthcare to an affiliate of Fidelity Capital Investors, Inc. for $67 million. This transaction generated net proceeds of $62.6 million. The results of operations of Healthcare for the period up to the date of sale and the gain on the sale of assets have been reflected as discontinued operations in the accompanying consolidated statements of earnings. The Corporation recognized a $23.9 million gain on the sale of the segment ($20.2 million net of related income taxes). The effective tax rate on the gain derived from the transaction was favorably impacted by the Corporation’s ability to offset a portion of the gain with previously incurred capital losses. The deferred tax assets related to the aforementioned capital loss carryforwards had been offset in full by a valuation allowance until the sale transaction closed due to uncertainty regarding realization of the capital loss carryforwards.

During the first quarter of 2005, in a transaction related to the sale of Healthcare, the Corporation sold its warehouse in Rialto, California, to a California real estate investment company. The sale resulted in net proceeds of $6.8 million and a gain of $2.1 million, ($1.3 million net of related income taxes), which is included in gain from the sale of discontinued operations in the accompanying consolidated statements of earnings for the year ended December 31, 2005.

The accompanying consolidated balance sheets include the following assets and liabilities of Healthcare considered available for sale at January 1, 2005 (dollars in thousands):

Current assets	$19,554
Long-lived assets, including goodwill	30,126
Current liabilities	10,066
Non-current liabilities	12

Healthcare revenue totaled $21,900,000, $101,068,000 and $100,371,000 in 2005, 2004 and 2003, respectively, and earnings from operations totaled $1,126,000, $10,594,000 and $12,075,000 in 2005, 2004 and 2003, respectively.

3 Goodwill

Changes in the carrying amount of goodwill by segment during the years ended December 31, 2005, and January 1, 2005, consist of the following (dollars in thousands):

	Printing Services	Supply-Chain Management Services	Healthcare	Total
Balance at January 3, 2004	$37,552	$6,319	$21,964	$65,835
Translation adjustments for goodwill
denominated in foreign currencies	--	536	--	536

Balance at January 1, 2005	37,552	6,855	21,964	66,371
Sale of Healthcare segment			(21,964)	(21,964)
Translation adjustments for goodwill
denominated in foreign currencies	--	(889)	--	(889)

Balance at December 31, 2005	$37,552	$5,966	$--	$43,518

4 Short-Term Debt

The Corporation generally obtains short-term financing by borrowing against lines of credit with banks. At December 31, 2005, the Corporation had short-term credit facilities totaling $89.4 million. Of this total, $75.0 million represents a credit facility made available by three banks, which can be used to support both commercial paper and unsecured borrowings; $5.0 million represents a facility in place to support the issuance of letters of credit and to meet short-term liquidity needs; and the remaining $9.4 million is comprised of secured credit facilities denominated in Euros and GBP Sterling, which can be used to finance the Corporation’s European operations. The Corporation had $4 million of letters of credit outstanding as of December 31, 2005, and January 1, 2005. As of December 31, 2005, and January 1, 2005, the Corporation had no short-term borrowings outstanding. During 2005, the Corporation had a maximum of $20.0 million outstanding under short-term credit facilities, all of which was repaid prior to December 31, 2005. During 2004, the Corporation had a maximum of $10.0 million outstanding under short-term credit facilities, all of which was repaid prior to January 1, 2005.

5 Long-Term Debt

Long-term debt consists of the following:

Dollars in thousands	Maturities	2005	2004
Promissory Notes:
6.81%	2006-2010	$25,000	$30,000
7.38%	2006-2015	13,636	15,000
7.62%	2006-2009	8,333	10,714
7.98%	2006-2010	10,714	13,095
8.05%	None	--	12,500
9.53%	None	--	1,818
Borrowings outstanding from foreign currency denominated
term loans, variable interest rates from 3.55% to 5.74%	2007	24,228	--
Capital Lease Obligations, 1.39% to 8.90%	2006-2007	595	800
Industrial Revenue Bonds, floating interest rate,
approximating 50% of the prime rate	2015	3,000	3,000
Other note, variable rate based on 10-year Treasury note
rate	2007	1,000	1,000

		86,506	87,927
Less current maturities		(11,460)	(25,594)

Total long-term debt		$75,046	$62,333

Maturities of long-term debt during the next five years are: $11,460,000 in 2006, $36,614,000 in 2007, $11,126,000 in 2008, $9,935,000 in 2009, and $7,554,000 in 2010.

The promissory notes and term loans contain various operating and financial covenants. The Corporation was in compliance with all debt covenants at December 31, 2005.

In order to facilitate the repatriation of the maximum allowable undistributed foreign earnings under the Jobs Act, term loans were put in place during the fourth quarter of 2005 to meet the current working capital requirements of the Corporation’s foreign operations. Total amounts of the term loans in local currency are Euro €10,000,000, Singapore $20,000,000 and GBP sterling £5,000,000. The term loans become due in full on November 30, 2007, and carry interest rates at 1.1% above the cost of funds to banks on the Euro Interbank Market and the London Interbank Market, where applicable. As of December 31, 2005, the foreign currency denominated term loans have additional funds available totaling $8,291,000.

6 Contingencies

On June 26, 2003, the Corporation settled its lawsuit with Singapore-based Mentor Media, Ltd. (“Mentor”) relating to its proposed acquisition of Mentor. The Corporation recorded a charge of $4,602,000 in the second quarter of 2003 in connection with the settlement.

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

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous repurchase program. During 2005, the Corporation purchased 1,458,500 shares of its common stock under this authority at an aggregate cost of $65,571,000. As of December 31, 2005, the Corporation had remaining authority to repurchase up to an additional $84.4 million in common stock under this share repurchase program. Through January 1, 2005, the Corporation had purchased 6,519,400 shares of its common stock under the previous authority at an aggregate cost of $173,870,000. Prior to the second quarter of 1999, all of the repurchased shares were canceled. Beginning April 4, 1999, the Corporation’s repurchases of outstanding common stock have been recorded as treasury stock. The Corporation held 5,670,118 and 4,232,412 shares of its common stock in treasury at December 31, 2005, and January 1, 2005, respectively. These shares may be reissued pursuant to the Corporation’s equity incentive plans or for other purposes.

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

Pursuant to the Corporation’s Shareholder Rights Plan, one common stock purchase right is included with each outstanding share of common stock. In the event the rights become exercisable, each right will initially entitle its holder to buy one-half of one share of the Corporation’s common stock at a price of $140 per share (equivalent to $70 per one-half share), subject to adjustment. The rights will become exercisable if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for 15% or more of the common stock. Upon the occurrence of certain events, including a person or group acquiring 15% or more of the Corporation’s common stock, each right will entitle the holder to purchase, at the right’s then current exercise price, common stock of the Corporation or, depending on the circumstances, common stock of the acquiring corporation having a market value of twice such exercise price. The rights may be redeemed by the Corporation at a price of $.001 per right at any time prior to the rights becoming exercisable or prior to their expiration in November 2011, subject to amendment.

8 Stock-Based Compensation Plans

At December 31, 2005, the Corporation had options outstanding or available for grant under three stock-based compensation plans – the 2005 Equity Incentive Plan (“2005 Plan”), the Equity Incentive Plan (“1995 Plan”) and the 1991 Stock Option Plan (“1991 Plan”). The 2005 and 1995 Plans provide for the issuance of non-qualified and incentive stock options, stock appreciation rights, and restricted stock to officers and key employees. The exercise prices for options or stock appreciation rights under such plans may not be less than the fair market value of the common stock on the date of the grant. Options granted under the 1991 Plan may be exercised up to five years after the date of grant. Options granted under the 2005 and 1995 Plans may be exercised up to 10 years from the date of grant. The 2005 Plan includes automatic grants of stock options to non-employee Directors on an annual basis. At December 31, 2005, 3,429,059 shares of the Corporation’s common stock were reserved for future equity incentive awards. The following table summarizes stock option activity under the equity incentive plans:

	Options	Price Range	Weighted Average Price
Outstanding at December 28, 2002	2,735,235	$18 - $37	$28
Granted	779,500	$27 - $38	$37
Exercised	(680,921)	$18 - $36	$24
Canceled or expired	(97,167)	$18 - $35	$31

Outstanding at January 3, 2004	2,736,647	$18 - $38	$31
Granted	553,254	$38 - $46	$40
Exercised	(360,832)	$18 - $38	$26
Canceled or expired	(71,831)	$28 - $38	$35

Outstanding at January 1, 2005	2,857,238	$18 - $46	$34
Granted	507,413	$40 - $50	$46
Exercised	(686,671)	$18 - $46	$29
Canceled or expired	(142,410)	$23 - $47	$39

Outstanding at December 31, 2005	2,535,570	$18 - $50	$37

The following table summarizes weighted average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$18-$27	255,200	4.0 years	$24	254,200	$24
$28-$34	314,167	6.1 years	$29	303,500	$29
$35-$38	1,317,149	7.3 years	$37	938,875	$37
$39-$50	649,054	9.1 years	$45	89,367	$44

$18-$50	2,535,570	7.3 years	$37	1,585,942	$34

The options outstanding but not exercisable at December 31, 2005, become exercisable at various times through 2008 in accordance with the vesting schedules of the plans.

During 2005, 2004 and 2003, 177,586; 130,136; and 136,874 shares, respectively, were submitted to the Corporation in partial payment for stock option exercises and to offset income tax liabilities. The Corporation canceled these shares.

The Corporation awarded an aggregate of 25,537 and 23,988 shares of restricted stock to certain employees pursuant to the 1995 Plan during 2005 and 2004, respectively. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock vests ratably over three years from the date of grant, subject to acceleration in certain cases. The shares issued were previously acquired treasury shares. Upon issuance of the restricted stock, unearned compensation of $1,092,000 and $1,077,000 was charged to shareholders’ investment for the fair value of the restricted stock in 2005 and 2004, respectively, and is being recognized as compensation expense ratably over the three-year vesting period. Compensation expense related to restricted stock for 2005 and 2004 was $642,000 ($385,000 net of related taxes) and $237,000 ($142,000 net of related taxes), respectively. Approximately $150,000 of unearned compensation was reversed from shareholders’ investment during 2005 due to the forfeiture of 3,378 shares. The Corporation had 38,147 and 23,988 shares of restricted stock outstanding at December 31, 2005, and January 1, 2005, respectively.

9 Operating Leases

The Corporation leases certain manufacturing facilities, warehouses, office space, office equipment, automobiles and trucks. Annual rentals amounted to $23,975,000, $25,266,000 and $24,512,000 in 2005, 2004 and 2003, respectively. Minimum rental commitments for the years 2006 through 2010 aggregate $21,856,000, $18,435,000, $14,612,000, $9,716,000 and $7,273,000, respectively, and $16,839,000 thereafter.

As the result of business decisions in prior years, the Corporation is obligated for lease payments for facilities that are no longer in use. The costs of future lease obligations including real estate taxes, less expected sub-lease income, have been included in the consolidated balance sheets and total $1,930,000 and $3,837,000 at December 31, 2005, and January 1, 2005, respectively. Gross commitments for the years 2006 and 2007 aggregate $1,522,000 and $1,155,000, respectively.

10 Employee Benefit Plans

The Corporation has two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all years presented are combined with the pension plans. The Corporation makes contributions to the qualified plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act (ERISA) of 1974.

The Corporation also provides non-contractual limited healthcare benefits for certain retired employees. The program provides for defined initial contributions by the Corporation toward the cost of postretirement healthcare coverage. The balance of the cost is borne by the retirees. The program provides that increases in the Corporation’s contribution toward coverage will not exceed 4% per year. Due to the terms of the Corporation’s postretirement healthcare program, assumed healthcare cost rate trends do not materially affect the Corporation’s costs.

The Corporation’s postretirement healthcare program provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D). In May 2004, the FASB issued FSP 106-2, which provides accounting guidance to employers that offer prescription drug benefits under retiree healthcare benefit plans to Medicare eligible retirees. FSP 106-2 requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost. The Corporation has elected to integrate retiree healthcare coverage with the new Medicare Part D, in a method similar to the way benefits currently integrate with Medicare Parts A and B. In the third quarter of 2004, the Corporation adopted FSP 106-2 retroactive to January 4, 2004.

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans, were as follows:

(Dollars in thousands)	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost-benefits earned
during the year	$10,297	$9,186	$8,182	$414	$395	$654
Interest cost on projected benefit
obligation	10,775	9,965	8,875	418	420	737
Expected return on plan assets	(13,558)	(12,865)	(11,754)	--	--	--
Amortization of prior service cost	9	194	217	--	--	--
Amortization of transition
obligation	--	--	--	208	208	208
Amortization of net loss (gain)	1,496	663	235	(472)	(498)	(202)

Net pension and postretirement
benefits cost	$9,019	$7,143	$5,755	$568	$525	$1,397

Significant assumptions used by the Corporation’s actuary in determining net pension and postretirement benefits expense for the Corporation’s plans were as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate for periodic benefit cost	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of increase in compensation	4.00	4.00	4.00	--	--	--
Long-term rate of return on plan assets	9.00	9.00	9.00	--	--	--

The discount rate is based upon the 10-year Moody’s Aa bond rate at the end of each year. The expected long-term rate of return on assets assumption was chosen from the range of likely results of compound average annual returns over a 10-year time horizon based on the plan’s current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash market returns during the period 1926 through 2005. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on the analysis, the expected long-term return assumption for the plans will remain at 9.0%.

The following table presents a reconciliation of the funded status of the plans using an assumed discount rate of 5.75% at December 31, 2005, and 6.00% at January 1, 2005:

	Pension Benefits		Postretirement Benefits
Dollars in thousands	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning
of year	$181,453	$158,432	$7,609	$13,130
Service cost	10,297	9,186	414	395
Interest cost	10,775	9,965	418	420
Actuarial loss (gain)	10,531	11,302	83	(5,437)
Participants’ contributions	--	--	1,247	999
Plan amendments	--	(1,501)	--	--
Benefits paid	(6,470)	(5,931)	(1,815)	(1,898)

Benefit obligations at end of year	$206,586	$181,453	$7,956	$7,609

Change in plan assets:
Fair value of plan assets at
beginning of year	$147,528	$128,875	$--	$--
Actual return on plan assets	9,159	13,954	--	--
Employer contributions	15,745	10,630	568	899
Participants’ contributions	--	--	1,247	999
Benefits paid	(6,470)	(5,931)	(1,815)	(1,898)

Fair value of plan assets at end
of year	$165,962	$147,528	$--	$--

Plan assets less than benefit obligation	$40,624	$33,925	$7,956	$7,609
Unrecognized net actuarial gain (loss)	(55,531)	(42,097)	8,051	8,606
Unrecognized prior-service cost	346	337	--	--
Unrecognized transition obligation	--	--	(1,459)	(1,667)

Accrued (prepaid) pension and
postretirement benefits cost	$(14,561)	$(7,835)	$14,548	$14,548

All of the Corporation’s pension plans, except the supplemental retirement plan, have assets in excess of the accumulated benefit obligation. The projected benefit obligation and accumulated benefit obligation for the supplemental retirement plan were $13,292,000 and $11,127,000 in 2005, respectively, and $11,928,000 and $10,101,000 in 2004, respectively.

The following table details the accrued or prepaid benefit cost recorded as of December 31, 2005, and January 1, 2005, as related to the Corporation’s pension plans:

Accrued (prepaid) benefit cost:	2005	2004
Employees pension plan	$(20,639)	$(13,872)
Hourly pension plan	(5,192)	(4,747)
Supplemental retirement plan	11,270	10,784

Total	$(14,561)	$(7,835)

The Corporation maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted-average target asset allocations are as follows: equity securities 70% and debt securities 30%. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances. There are no trust assets invested in the common stock of the Corporation.

The Corporation’s pension plan weighted-average asset allocations for the qualified plans at December 31, 2005, and January 1, 2005, by asset category were as follows:

	Total Pension Benefits
Asset Category:	2005	2004
Equity securities	70%	72%
Debt securities	28%	26%
Other	2%	2%

Total	100%	100%

The Corporation made a contribution of $10 million to the qualified pension plan in February 2006, and currently expects to make no further contributions to its qualified pension plans during 2006. A contribution of $775,000 is expected to be made as benefit payments to retired supplemental retirement plan participants. A contribution of $254,000 is expected to be made as benefit payments to retirees under the postretirement healthcare plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Dollars in thousands	Pension Benefits	Postretirement Benefits
2006	$6,726	$254
2007	6,994	263
2008	7,384	277
2009	7,849	290
2010	8,181	306
2011-2015	50,716	1,818

Approximately 800 of the Corporation’s U.S. employees are covered by multi-employer union-sponsored, collectively bargained defined-benefit pension plans. The Corporation recorded expense of $1,603,000, $1,436,000 and $2,194,000 in 2005, 2004 and 2003, respectively, attributable to the multi-employer pension plans. These costs are determined in accordance with the provisions of negotiated labor contracts.

The Corporation has established an Incentive Savings Plan (401k) for substantially all of its non-bargaining unit employees. Employee contributions are partially matched by the Corporation in accordance with criteria set forth in the plan. Matching contributions charged to earnings for 2005, 2004, and 2003 were $3,392,000, $3,346,000 and $3,287,000, respectively.

11 Restructuring

On January 28, 2003, the Corporation announced a restructuring involving its consumer catalog business and a realignment of operating activities within its supply-chain management services segment. The objective of the plan, which was implemented throughout 2003, was to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs.

Restructuring charges by segment for 2003 were:

	Printing Services	Supply-Chain Management Services	Total Charges in 2003	Total Payments/ Reductions in 2003
Employee severance and benefits	$7,271	$2,058	$9,329	$6,716
Facility costs	344	2,411	2,755	--
Impaired assets and other liabilities	4,357	511	4,868	3,975

Total	$11,972	$4,980	$16,952	$10,691

The 2003 restructuring included the decision to exit three facilities, the largest of which was the consumer catalog facility in St. Paul, Minnesota. An asset impairment charge totaling $4.4 million was recorded for machinery and equipment, building and building improvements at this facility. The remaining impairment charges related to machinery, equipment and fixtures at two facilities in the supply-chain management services segment. Assets were reviewed for recoverability and adjusted to their fair value as appropriate in the quarter in 2003 in which the decision to close the facility was made, in accordance with the Corporation’s accounting policy.

Employee severance amounts were determined based on the Corporation’s policy and varied based on factors including the tenure of the employee. Employee severance and benefit charges in 2003 included $1.3 million of estimated costs to exit certain multi-employer, defined-benefit pension plans.

The restructuring activities were substantially completed in 2003, and the Corporation did not record additional charges in 2005 or 2004 related to these activities. Included in the accompanying consolidated balance sheets at December 31, 2005, and January 1, 2005, were liabilities related to the restructuring activities of $626,000 and $1,792,000, respectively.

12 Income Taxes

The provision for income taxes for continuing operations consists of the following:

Dollars in thousands	2005	2004	2003
Current:
Federal	$24,442	$12,916	$10,760
State	4,180	3,472	3,292
Foreign	4,763	5,163	4,381

	33,385	21,551	18,433
Tax on repatriated foreign earnings	4,400	--	--
Deferred	(2,545)	11,862	4,804

Provision for income taxes	$35,240	$33,413	$23,237

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(7.6)	(6.7)	(7.5)
Federal tax on dividend repatriation	4.2	--	--
State and local income taxes,
less applicable federal tax benefit	2.6	3.0	2.9
Other, net	(0.2)	3.9	6.8

Effective income tax rate	34.0%	35.2%	37.2%

Temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005, and January 1, 2005, are as follows:

Dollars in thousands	2005	2004
Net current deferred tax assets:
Vacation accrual	$2,344	$3,736
Other accrued liabilities	5,404	6,392
Reserve for uncollectible accounts	1,109	1,226
Other	2,315	2,746

Continuing operations deferred tax assets	11,172	14,100
Discontinued operations deferred tax assets	--	352

Net current deferred tax assets	$11,172	$14,452

Net long-term deferred tax liabilities:
Accelerated depreciation	$(22,702)	$(28,209)
Deductible goodwill amortization	544	596
Prepaid pension cost	(4,228)	(1,651)
Accrued postretirement benefit cost	5,826	5,826
Deferred compensation	4,663	4,071
Other	647	(1,356)

Continuing operations deferred tax liabilities	(15,250)	(20,723)
Capital loss carryforward	--	6,123
Valuation allowance for capital loss carryforward	--	(6,123)
Discontinued operations deferred tax liabilities	--	(4,899)

Net long-term deferred tax liabilities	$(15,250)	$(25,622)

The non-United States component of income before income taxes was $36,159,000, $32,913,000 and $24,958,000 in 2005, 2004 and 2003, respectively.

Due to the gain generated by the sale of its Healthcare subsidiary as discussed in Note 2, the Corporation was able to utilize capital loss carryforwards of $16.3 million in 2005. The tax benefit of these carryforwards has been included as part of discontinued operations. Due to the significant uncertainty of realizing a benefit on these carryforwards, the Corporation had provided a valuation allowance against such carryforwards in years prior to 2005.

In December 2005, the Corporation repatriated approximately $126.0 million of its accumulated foreign earnings. These earnings were repatriated due solely to the tax benefits made available by the special dividends deduction provisions of the Jobs Act. The Corporation recorded a $4.4 million tax provision in the fourth quarter of 2005 related to this event. All remaining undistributed earnings of the Corporation’s foreign subsidiaries are considered permanently invested. No provision for U.S. income taxes or foreign withholding taxes have been made on the remaining undistributed earnings which amounted to approximately $12,467,000 at December 31, 2005. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses.

13 Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. These operations are strategic business units that service different markets and offer different products and services. The accounting policies of the segments are the same as those described in Note 1 Significant Accounting Policies. The Corporation evaluates performance based on earnings from operations. Summarized segment data for 2005, 2004 and 2003 are as follows:

Dollars in thousands	2005	2004	2003
Revenue from continuing segments:
Printing services	$1,115,374	$1,010,100	$959,287
Supply-chain management services	428,553	412,084	358,839

Total	$1,543,927	$1,422,184	$1,318,126

Operating earnings from continuing segments:
Printing services	$86,554	$79,052	$54,711
Supply-chain management services	48,659	46,716	35,828

Total[1]	$135,213	$125,768	$90,539

Total assets of continuing segments:
Printing services	$542,965	$524,152	$517,034
Supply-chain management services	175,047	261,149	210,845

Total[1]	$718,012	$785,301	$727,879

Capital expenditures of continuing segments:
Printing services	$35,828	$42,119	$57,086
Supply-chain management services	8,610	7,285	5,789

Total[1]	$44,438	$49,404	$62,875

Depreciation and amortization of continuing segments:
Printing services	$45,687	$48,593	$50,841
Supply-chain management services	5,411	7,090	8,190

Total[1]	$51,098	$55,683	$59,031

1 Difference between segment total and the total included in the consolidated financial statements is unallocated corporate headquarters amounts and amounts related to the divested Healthcare segment.

The following table presents a reconciliation of certain segment information to the totals contained in the consolidated financial statements:

Dollars in thousands	2005	2004	2003
Operating earnings from continuing operations:
Reportable segment earnings	$135,213	$125,768	$90,539
Unallocated corporate expenses	(30,157)	(27,261)	(21,000)
Interest expense	(5,472)	(6,248)	(8,420)
Interest income	3,286	2,159	2,353
Other income (expense), net	689	453	(1,066)

Earnings from continuing operations before
income taxes	$103,559	$94,871	$62,406

Total assets:
Reportable segment assets	$718,012	$785,301	$727,879
Intergroup receivable elimination	(389)	(296)	(223)
Other unallocated amounts	176,728	120,568	168,416

Consolidated total assets	$894,351	$905,573	$896,072

Summarized geographic data for the Corporation’s operations for 2005, 2004 and 2003 are as follows (net revenue is attributed to countries primarily based on location of operation):

Dollars in thousands	2005	2004	2003
Revenue from continuing operations:
United States	$1,234,865	$1,104,330	$1,046,529
Ireland	199,139	176,984	147,261
Other foreign countries	109,923	140,870	124,336

	$1,543,927	$1,422,184	$1,318,126

Assets:
United States	$754,679	$667,752	$690,941
Ireland	91,878	149,133	119,179
Other foreign countries	47,794	88,688	85,952

	$894,351	$905,573	$896,072

Unaudited Quarterly Financial Information

The following table presents financial information by quarter for the years 2005 and 2004.

	Quarter Ended March		Quarter Ended June		Quarter Ended September		Quarter Ended December
(Dollars in thousands, except per share data)	2005	2004	2005	2004	2005	2004	2005	2004
Continuing Operations:
Revenue	$386,277	$349,528	$366,060	$341,062	$381,099	$355,854	$410,491	$375,740
Gross earnings	83,919	72,226	79,312	72,362	86,748	80,272	93,461	81,563
Earnings from
continuing operations	13,747	12,817	13,964	13,433	21,690	17,575	18,918	17,633
Discontinued Operations:
Earnings (loss) from
discontinued
operations, net of
income taxes	960	1,257	(258)	1,771	--	1,521	--	1,998
Earnings from gain on
sale of Healthcare
segment, net of income
taxes	1,300	--	20,075	--	--	--	125	--

Net earnings	$16,007	$14,074	$33,781	$15,204	$21,690	$19,096	$19,043	$19,631

Basic earnings per share
Earnings from
continuing operations	$0.55	$0.50	$0.57	$0.54	$0.90	$0.71	$0.78	$0.71
Earnings (loss) from
discontinued operations	0.04	0.05	(0.01)	0.07	--	0.06	--	0.08
Earnings from gain on
sale of Healthcare
segment	0.05	--	0.82	--	--	--	0.01	--

Total	$0.64	$0.55	$1.38	$0.61	$0.90	$0.77	$0.79	$0.79

Diluted earnings per
share
Earnings from
continuing operations	$0.54	$0.49	$0.56	$0.53	$0.89	$0.70	$0.77	$0.70
Earnings (loss) from
discontinued operations	0.04	0.05	(0.01)	0.07	--	0.06	--	0.07
Earnings from gain on
sale of Healthcare
segment	0.05	--	0.80	--	--	--	0.01	--

Total	$0 .63	$0.54	$1.35	$0.60	$0.89	$0.76	$0.78	$0.77

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 using criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Corporation’s management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting was effective based on those criteria.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. That attestation report is included herein.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Banta Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Banta Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Banta Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Banta Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Banta Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 6, 2006

Changes in Internal Control over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors”, “Board of Directors — Committees” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2006, when such proxy statement is filed with the Securities Exchange Commission, will be incorporated herein by reference in response to a portion of this Item. Information with respect to our executive officers appears in Part 1 of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer or controller. This Code is posted on the Corporation’s website at http://www.banta.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code to any officer(s) of the Corporation, then the Corporation will disclose the nature of such amendment or waiver on its website at the above address.

Item 11. Executive Compensation

The information under the captions “Board of Directors” and “Executive Compensation” (other than the information under the subheading “Committee Report on Executive Compensation”) to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2006, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Stock Ownership” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2006, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Other Matters – Related Party Transaction” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2006, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services

The information under the caption “Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm of the Company for 2006 — Independent Auditors’ Fees” to be contained in the Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2006, when such proxy statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements
The financial statements and report of independent registered public accounting firm are contained in Item 8 of this annual report.

2.	Financial Statement Schedule
The financial statement schedule included on page 53 is filed as part of this annual report.

Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

2.	(a)	Asset Purchase Agreement among Banta Corporation, Banta Healthcare Group Ltd. and BHG Acquisition LLC, dated as of February 12, 2005 (1)

3.	(a)	Articles of Incorporation, as amended (2)
(b)	Bylaws, as amended (3)

4.	(a)	Note Purchase Agreement dated June 24, 1988 (4)
(b)	Rights Agreement dated November 5, 2001 (5)
(c)	Amendment to Rights Agreement dated September 30, 2002 (6)
(d)	Note Purchase and Private Shelf Agreement dated May 12, 1994 (7)

(e)	Note Purchase and Medium-term Note Agreement Dated November 2, 1995 (8)
(f)	Credit Agreement dated March 10, 2000 (9)
(g)	Amendment to Purchase and Private Shelf Agreement dated May 12, 1994 (10)

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

*10.	(a)	Supplemental Executive Retirement Plan, as amended and restated (11)
(b)	Agreement with Ronald D. Kneezel (12)
(c)	Form of Agreement with Stephanie A. Streeter, Geoffrey J. Hibner, and Michael B. Allen (13)
(d)	1985 Deferred Compensation Plan for Key Employees, as amended and restated (14)
(e)	1988 Deferred Compensation Plan for Key Employees, as amended and restated (15)
(f)	Basic Form of Deferred Compensation Agreements under (pre-January 1994) 1985 and 1988 Deferred Compensation Plans for Key Employees (16)
(g)	Basic Form of Deferred Compensation under (post-December 1993) 1988 Deferred Compensation plan for Key Employees (17)
(h)	Revised Form of Indemnity Agreements with Directors and Certain Officers (18)
(i)	Executive Trust Agreement (19)
(j)	Amendment to Executive Trust Agreement (20)
(k)	1991 Stock Option Plan, as amended (21)
(l)	Description of Supplemental Long-term Disability Plan (22)
(m)	Equity Incentive Plan, as amended (23)
(n)	Agreement with Stephanie A. Streeter (24)
(o)	Amendment to the Deferred Compensation Plans for Key Employees (25)
(p)	Executive Deferred Compensation Plan “B”, as amended and restated (26)
(q)	Long-Term Incentive Cash Compensation Plan, as amended and restated (27)
(r)	Short-Term Incentive Plan, as amended and restated (28)
(s)	Deferred Compensation Plan for Certain Directors, as amended and restated (29)
(t)	Agreement with Geoffrey J. Hibner (30)
(u)	Form of Nonstatutory Stock Option Agreement for grants prior to July 25, 2005 (31)
(v)	Form of Restricted Stock Award Agreement for grants prior to July 25, 2005 (32)
(w)	Executive Deferred Compensation Plan “C” (33)
(x)	Agreement with Michael B. Allen (34)
(y)	2005 Equity Incentive Plan (35)
(z)	Form of Nonstatutory Stock Option Agreement for grants after July 25, 2005 (36)
(aa)	Form of Stock Option Agreement for Non-Employee Directors (37)
(bb)	Form of Restricted Stock Award Agreement for grants after July 25, 2005 (38)

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99	Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2005. (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2005; except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

*	Exhibits 10(a) through 10(bb) are management contracts or compensatory plans or arrangements.

All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.
1)	Exhibit No. 10.1 to Form 10-Q for the quarter ended April 2, 2005 is hereby incorporated herein by reference.
2)	Exhibit No. 19(b) to Form 10-Q for the quarter ended April 3, 1993 is hereby incorporated herein by reference.
3)	Exhibit No. 3.2 to Form 8-K dated December 22, 2004 is hereby incorporated herein by reference.
4)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1988 is hereby incorporated herein by reference.
5)	Exhibit No. 4.1 to the Form 8-A Registration Statement dated November 5, 2001 is hereby incorporated herein by reference.
6)	Exhibit No. 4.1 to the Form 10-Q for the quarter ended September 28, 2002 is hereby incorporated herein by reference.
7)	Exhibit No. 4(a) to Form 10-Q for the quarter ended July 2, 1994 is hereby incorporated herein by reference.
8)	Exhibit No. 4(a) to Form 10-Q for the quarter ended September 30, 1995 is hereby incorporated herein by reference.
9)	Exhibit No. 4(a) to Form 10-Q for the quarter ended April 1, 2000 is hereby incorporated herein by reference.
10)	Exhibit No. 4.1 to Form 10-Q for the quarter ended July 1, 2000 is hereby incorporated herein by reference.
11)	Exhibit No. 10.3 to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.
12)	Exhibit No. 10(d) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.
13)	Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 is hereby incorporated herein by reference.
14)	Exhibit No. 10(j) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.
15)	Exhibit No. 10(a) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.
16)	Exhibit No. 10(l) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.
17)	Exhibit No. 10(b) to Form 10-Q for the quarter ended April 2, 1994 is hereby incorporated herein by reference.
18)	Exhibit No. 10(a) to Form 10-Q for the quarter ended March 28, 1992 is hereby incorporated herein by reference.
19)	Exhibit No. 10(r) to Form 10-K for the year ended December 30, 1989 is hereby incorporated herein by reference.
20)	Exhibit No. 10(s) to Form 10-K for the year ended January 1, 1994 is hereby incorporated herein by reference.
21)	Exhibit No. 10(t) to Form 10-K for the year ended December 28, 1996 is hereby incorporated herein by reference.
22)	Exhibit No. 10(a) to Form 10-Q for the quarter ended October 2, 1993 is hereby incorporated herein by reference.
23)	Exhibit No. 10.1 to Form 10-Q for the quarter ended June 30, 2001 is hereby incorporated herein by reference.
24)	Exhibit No. 10(w) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.
25)	Exhibit No. 10 (x) to Form 10-K for the year ended December 30, 2000 is hereby incorporated herein by reference.

26)	Exhibit No. 10.2 to Form 10-Q for the quarter ended July 2, 2004 is hereby incorporated herein by reference.
27)	Exhibit No. 10.2 to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.
28)	Exhibit No. 10 (s) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.
29)	Exhibit No. 10 (t) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.
30)	Exhibit No. 10 (u) to Form 10-K for the year ended January 3, 2004 is hereby incorporated herein by reference.
31)	Exhibit No. 10 (v) to Form 10-Q for the quarter ended October 2, 2004 is hereby incorporated herein by reference.
32)	Exhibit No. 10.1 to Form 10-Q for the quarter ended July 3, 2004 is hereby incorporated herein by reference.
33)	Exhibit No. 10 (w) to Form 10-K for the year ended January 1, 2005 is hereby incorporated by reference.
34)	Exhibit No. 10 (x) to Form 10-K for the year ended January 1, 2005 is hereby incorporated by reference.
35)	Exhibit No. 10.1 to Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.
36)	Exhibit No. 10.2 to Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.
37)	Exhibit No. 10.3 to Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.
38)	Exhibit No. 10.4 to Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.

All documents incorporated herein by reference are filed with the Commission under File No. 1-14637.

(b)	The exhibits required to be filed are identified in Item 15(a) 3. above.
(c)	None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANTA CORPORATION
DATE: February 24, 2006	BY: /s/ Stephanie A. Streeter
Stephanie A. Streeter, Chairman of the Board, President and
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephanie A. Streeter	February 24, 2006
Stephanie A. Streeter, Chairman of the Board,
President, Chief Executive Officer,
and Director
/s/ Geoffrey J. Hibner	February 24, 2006
Geoffrey J. Hibner, Chief Financial Officer
(Principal Financial Officer)
/s/ Jameson Adkins Baxter	February 24, 2006
Jameson Adkins Baxter, Director
/s/ John F. Bergstrom	February 24, 2006
John F. Bergstrom, Director
/s/ Henry T. DeNero	February 24, 2006
Henry T. DeNero, Director
/s/ David T. Gibbons	February 24, 2006
David T. Gibbons, Director
/s/ Paul C. Reyelts	February 24, 2006
Paul C. Reyelts, Director
/s/ Ray C. Richelsen	February 24, 2006
Ray C. Richelsen, Director
/s/ Michael J. Winkler	February 24, 2006
Michael J. Winkler, Director

Banta Corporation File No. 1-14637
Form 10-K, Year Ended December 31, 2005

EXHIBIT INDEX

_________________

Exhibit Number

21.	List of Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99	Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2005. (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2005; except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

BANTA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED December 31, 2005, January 1, 2005, and January 3, 2004

Allowance for Uncollectible Accounts:
(Dollars in thousands)

	Balance, Beginning of Year	Additions (Reductions) to Allowance Affecting Earnings	Charges to Allowance, Net	Balance, End of Year
2005	$5,578	$279	$1,458	$4,399

2004	$6,257	$(285)	$394	$5,578

2003	$6,582	$2,444	$2,769	$6,257