Form 10-Q
period 2006-04-01
BANTA CORP
filed 2006-05-04
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2006

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (920) 751-7777

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer /X/	Accelerated filer / /	Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

        Common stock outstanding as of April 21, 2005 – 24,005,684 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended April 1, 2006

INDEX

		Page Number

PART I	FINANCIAL INFORMATION:
	Item 1 - Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	April 1, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Earnings
	for the Three Months ended April 1, 2006
	and April 2, 2005	4
	Condensed Consolidated Statements of Cash Flows
	for the three Months Ended April 1, 2006
	and April 2, 2005	5
	Notes to Condensed Consolidated Financial Statements -
	April 1, 2006	6-12
	Item 2 - Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-19
	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	19
	Item 4 - Controls and Procedures	19
PART II	OTHER INFORMATION
	Item 1A - Risk Factors	20
	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 5 - Other Information	20
	Item 6 - Exhibits	20
SIGNATURES		21
EXHIBIT INDEX		22

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	April 1, 2006	December 31, 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$145,752	$148,895
Receivables	266,074	295,993
Inventories	79,921	80,756
Other current assets	18,742	20,696

Total Current Assets	510,489	546,340

Plant and equipment	993,570	977,760
Less accumulated depreciation	727,540	713,911

Plant and equipment, net	266,030	263,849
Other assets	50,616	40,644
Goodwill	43,662	43,518

Total Assets	$870,797	$894,351

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$107,780	$107,943
Accrued salaries and wages	27,052	44,223
Other accrued liabilities	39,963	41,393
Current maturities of long-term debt	11,464	11,460

Total Current Liabilities	186,259	205,019

Long-term debt	65,683	75,046
Deferred income taxes	14,728	15,250
Other non-current liabilities	58,737	56,447

Total Liabilities	325,407	351,762

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
29,889,048 and 29,787,969 shares issued, respectively	2,989	2,979
Amount in excess of par value of stock	61,926	58,621
Retained earnings	665,661	656,298
Unearned compensation	--	(1,140)
Treasury stock, at cost - 5,895,035 and 5,670,118 shares, respectively	(191,501)	(179,270)
Accumulated other comprehensive income	6,315	5,101

Total Shareholders' Investment	545,390	542,589

	$870,797	$894,351

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	April 1, 2006	April 2, 2005
Continuing operations:
Revenue from printing and supply-chain services	$383,610	$386,277
Cost of printing and supply-chain services	302,077	302,358

Gross earnings	81,533	83,919
Selling and administrative expenses	61,900	63,297

Operating earnings from continuing operations	19,633	20,622
Interest expense	(1,313)	(1,556)
Interest income	1,421	737
Other income (expense), net	(199)	414

Earnings from continuing operations
before income taxes	19,542	20,217
Provision for income taxes	5,860	6,470

Earnings from continuing operations	13,682	13,747
Discontinued operations:
Earnings from operations of discontinued
Healthcare segment, net of income taxes	--	960
Gain from sale of Healthcare segment,
net of income taxes	--	1,300

Net earnings	$13,682	$16,007

Basic earnings per share of common stock:
Earnings from continuing operations	$0.57	$0.55
Earnings from discontinued operations	--	0.04
Earnings from gain on sale of Healthcare segment	--	0.05

Total	$0.57	$0.64

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.56	$0.54
Earnings from discontinued operations	--	0.04
Earnings from gain on sale of Healthcare segment	--	0.05

Total	$0.56	$0.63

Cash dividends per share of common stock	$0.18	$0.17

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands)
	Three Months Ended
	April 1, 2006	April 2, 2005
Cash Flows from Operating Activities
Net earnings	$13,682	$16,007
Depreciation	13,516	14,460
Deferred income taxes	(848)	14
Tax benefit from the exercise of stock options	--	967
Excess tax benefits from equity compensation	(460)	--
Non-cash equity compensation	1,702	154
Gain on sale of plant and equipment	(33)	(219)
Gain on sale of warehouse related to Healthcare segment	--	(1,300)
Change in assets and liabilities
Decrease in receivables	29,919	937
Decrease in inventories	835	3,984
Decrease in accounts payable and accrued liabilities	(17,903)	(14,890)
Net change in other current assets and liabilities	2,258	3,421
Net change in other non-current assets and liabilities	(7,682)	913

Cash provided from operating activities	34,986	24,448

Cash Flows From Investing Activities
Capital expenditures	(15,506)	(9,980)
Proceeds from the sale of plant and equipment	86	199
Proceeds from the sale of warehouse related to Healthcare segment	--	6,753

Cash used for investing activities	(15,420)	(3,028)

Cash Flows From Financing Activities
Repayments of long-term debt	(9,359)	(1,256)
Short-term borrowings, net of repayments	--	10,000
Dividends paid	(4,342)	(4,257)
Proceeds from exercise of stock options, net	2,917	2,771
Repurchase of common stock	(13,147)	(15,664)
Excess tax benefits from equity compensation	460	--
Other	(64)	--

Cash used for financing activities	(23,535)	(8,406)

Effect of exchange rate changes on cash and cash equivalents	826	(5,706)

Net (decrease) increase in cash	(3,143)	7,308
Cash and cash equivalents at the beginning of period	148,895	133,093

Cash and cash equivalents at the end of the period	$145,752	$140,401

Cash payments for:
Interest, net of capitalized interest	$900	$1,069
Income taxes	392	487

See accompanying notes to condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2006
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended April 1, 2006 are not necessarily indicative of results that may be expected for the year ending December 30, 2006. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

2)	Divestiture

The Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare for the first quarter of 2005, which previously comprised the entire healthcare segment, and the gain on the sale of a warehouse in Rialto, CA, related to Healthcare, have been reflected in discontinued operations in the accompanying consolidated statements of earnings. The sale of the warehouse resulted in net proceeds of $6.8 million and a gain of $2.1 million ($1.3 million net of related taxes). The gain on the sale of the remaining assets of Healthcare was recorded in the Corporation’s second quarter of 2005.

3)	Inventories

Inventories consist of the following (dollars in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$43,357	$44,541
Work-in-process and finished goods	36,564	36,215

	$79,921	$80,756

4)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares relate to the assumed exercise of stock options and the assumed vesting of non-vested stock.

The weighted average shares used in the computation of earnings per share consist of the following (in millions of shares):

	Three Months Ended
	April 1, 2006	April 2, 2005
Basic	24.1	25.0
Diluted	24.5	25.4

5)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net earnings	$13,682	$16,007
Foreign currency translation
adjustments	1,214	(6,465)

Comprehensive earnings	$14,896	$ 9,542

6)	Goodwill

Changes in the carrying amount of goodwill by segment for the quarter ended April 1, 2006 consist of the following (dollars in thousands):

	Printing services	Supply-chain management services	Total
Balance at December 31, 2005	$37,552	$5,966	$43,518
Translation adjustments for goodwill
denominated in foreign currencies	--	144	144

Balance at April 1, 2006	$37,552	$6,110	$43,662

7)	Stock-Based Compensation

At April 1, 2006, the Corporation had shares outstanding or available for grant under three stock-based compensation plans – the 2005 Equity Incentive Plan (“2005 Plan”), the Equity Incentive Plan (“1995 Plan”) and the 1991 Stock Option Plan (“1991 Plan”). The 2005 and 1995 Plans provide for the issuance of non-qualified and incentive stock options, stock appreciation rights, and non-vested stock to officers and key employees. The exercise prices for options or stock appreciation rights under such plans may not be less than the fair value of the common stock on the date of the grant. Options granted under the 1991 Plan (which provides for only the grant of stock options) may be exercised up to five years after the date of grant. Options granted under the 2005 and 1995 Plans may be exercised up to 10 years from the date of grant. The 2005 Plan includes automatic grants of stock options to non-employee Directors on an annual basis. The Corporation has historically issued new common stock in order to satisfy stock option exercises and intends to do so to satisfy future awards. Non-vested stock awards have been issued from previously acquired treasury shares and the Corporation intends to continue this practice. At April 1, 2006, 3,067,259 shares of the Corporation’s common stock were reserved for future equity incentive awards.

The following table summarizes stock option activity under the equity incentive plans:

	Options	Price Range	Weighted Average Price
Outstanding at January 3, 2004	2,736,647	$18 - $38	$31
Granted	553,254	$38 - $46	$40
Exercised	(360,832)	$18 - $38	$26
Canceled or expired	(71,831)	$28 - $38	$35

Outstanding at January 1, 2005	2,857,238	$18 - $46	$34
Granted	507,413	$40 - $50	$46
Exercised	(686,671)	$18 - $46	$29
Canceled or expired	(142,410)	$23 - $47	$39

Outstanding at December 31, 2005	2,535,570	$18 - $50	$37
Granted	328,052	$49 - $51	$51
Exercised	(120,522)	$18 - $38	$32
Canceled or expired	(11,233)	$38 - $47	$43

Outstanding at April 1, 2006	2,731,867	$18 - $51	$39

The following table summarizes weighted average information by range of exercise prices for stock options outstanding and exercisable at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at April 1, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 1, 2006	Weighted Average Exercise Price
$18-$27	221,200	4.0 years	$ 24	221,200	$ 24
$28-$34	305,147	5.8 years	$ 29	294,480	$ 29
$35-$38	1,235,313	7.0 years	$ 37	864,705	$ 37
$39-$51	970,207	9.1 years	$ 47	146,068	$ 43

$18-$51	2,731,867	7.4 years	$ 39	1,526,453	$ 34

The options outstanding but not exercisable at April 1, 2006, become exercisable at various times through 2009 in accordance with the vesting schedules of the plans. The intrinsic value (defined as the difference between the market price of the underlying common stock and the grant price) of options outstanding at April 1, 2006, was $36,197,000, and the intrinsic value of options exercisable at April 1, 2006, was $27,430,000. During the first quarter of 2006, the intrinsic value of options exercised was $2,106,000.

The following table summarizes non-vested stock activity under the equity incentive plans:

	Shares	Price Range	Weighted Average Fair Value
Outstanding at January 3, 2004	--	$ --	$ --
Granted	23,988	$38 - $46	$ 45
Outstanding at January 1, 2005	23,988	$38 - $46	$ 45
Granted	25,537	$ 43	$ 43
Vested	(8,000)	$38 - $46	$ 45
Forfeited	(3,378)	$ 46	$ 46

Outstanding at December 31, 2005	38,147	$38 - $46	$ 43
Granted	44,981	$ 51	$ 51
Vested	(7,566)	$ 43	$ 43

Outstanding at April 1, 2006	75,562	$38 - $51	$ 48

The intrinsic value of non-vested shares at April 1, 2006, was $3,928,000. The intrinsic value of non-vested shares that vested during the quarter ended April 1, 2006, was $377,000.

Effective January 1, 2006, the Corporation adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Corporation had previously accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of stock options granted was fixed and the exercise price equaled the market price of the Corporation’s underlying common stock on the date of grant, no compensation cost was previously recognized under APB No. 25 in the statements of earnings for stock options granted prior to January 1, 2006. The Corporation adopted SFAS No. 123 (R) using the modified prospective method, under which compensation expense related to stock options that were not vested as of January 1, 2006 and future grants of stock will be recognized in the consolidated statements of earnings. Prior period compensation expense related to stock options is presented on a pro-forma basis. The Corporation’s stock option and non-vested stock awards primarily vest ratably over a 3-year period from the date of grant (subject to acceleration in certain cases). The Corporation has elected to recognize compensation expense using the straight-line method over the vesting period of the award.

The Corporation previously had and will continue to expense awards of non-vested stock based on the fair value of the Corporation’s common stock at the date of grant. As a result of adopting SFAS No. 123 (R), unearned compensation previously recorded in equity was closed to the amount in excess of par value of stock on January 1, 2006. All stock-based compensation expense not recognized at January 1, 2006 and compensation expense related to future grants of stock options will be recorded directly to the amount in excess of par value of stock.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for grants in the first quarter of 2006, and the full fiscal years of 2005 and 2004, respectively: risk-free interest rates of 4.4%, 3.9% and 3.6%; expected dividend yields of 1.4%, 1.6% and 1.7%; expected option lives of 5.0, 5.0 and 5.3 years; and expected volatility of 20%, 22% and 26%. Based on these assumptions, the weighted average fair value of the options granted at the date of grant in the first quarter of 2006 and the full fiscal years of 2005 and 2004, was $11.43, $10.17 and $9.40, respectively.

Total stock-based compensation expense recognized in the accompanying statements of earnings for the three months ended April 1, 2006 and April 2, 2005, was $1,702,000 ($1,021,000 net of related taxes) and $154,000 ($92,000 net of related taxes), respectively. Stock options and non-vested stock accounted for $1,420,000 ($852,000 net of related taxes) and $282,000 ($169,000 net of related taxes), respectively, of the expense recognized for the three months ended April 1, 2006. The expense recognized for the three months ended April 2, 2005 of $154,000 ($92,000 net of related taxes) was entirely related to non-vested stock.

Had all stock-based compensation expense been recognized in the quarter ended April 2, 2005 based under the fair-value-method at the grant date for awards under the plans, the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

Three Months Ended April 2, 2005
Net earnings, as reported:	$ 16,007
Add:
Stock based employee compensation expense included in
net earnings, net of related taxes	92
Deduct:
Stock based employee compensation expense determined
under fair-value-based method, net of related taxes	(979)

Pro forma net earnings	$ 15,120

Earnings per share
As reported:
Basic	$ 0.64
Diluted	$ 0.63
Pro forma:
Basic	$ 0.60
Diluted	$ 0.60

As of April 1, 2006, the Corporation had unrecognized stock-based compensation expense for stock-based awards granted prior to April 1, 2006, of $12.4 million, net of estimated forfeitures. This expense is expected to be recognized as follows (dollars in thousands):

Remainder of 2006	$5,164

2007	4,652

2008	2,483

2009	143

Total	$12,442

8)	Employee Benefit Plans

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

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits		Other Benefits

	Three months ended		Three months ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Service cost-benefits earned	$2,796	$2,564	$117	$111
during the year

Interest cost on projected
benefit obligation	2,921	2,674	112	111

Expected return on plan assets	(3,950)	(3,391)	--	--

Amortization of prior service cost	2	2	--	--

Amortization of transition obligation	--	--	52	52

Amortization of net loss (gain)	601	352	(106)	(107)

Net pension and postretirement benefits
expense	$2,370	$2,201	$175	$167

The Corporation made a contribution of $10 million to the qualified pension plan during the first quarter of 2006, and currently expects to make no further contributions to its qualified pension plans during the remainder of 2006. A contribution of $775,000 is expected to be made as benefit payments to retired participants under the Corporation’s supplemental retirement plan. A contribution of $254,000 is expected to be made as benefits paid to retirees under the postretirement healthcare plan.

9)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous program. As of December 31, 2005, the Corporation had purchased 1,458,500 shares of its common stock under this authority at an aggregate cost of $65,571,000.

During the quarter ended April 1, 2006, the Corporation purchased an additional 268,600 shares of outstanding common stock under this authority at an aggregate cost of $13,147,000.

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of April 1, 2006, the Corporation had authority to repurchase up to an additional $71,282,000 in common stock under the current share repurchase program.

10)	Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. Summarized segment data for the three months ended April 1, 2006 and April 2, 2005 are as follows (dollars in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Revenue
Printing services	$280,183	$274,937
Supply-chain management
services
	103,427	111,340

Total	$383,610	$386,277

Earnings from Operations
Printing services	$16,141	$16,477
Supply-chain management
services	11,446	12,407

Total	$27,587	$28,884

The following table presents a reconciliation of segment earnings from operations to the totals contained in the consolidated condensed financial statements for the three months ended April 1, 2006 and April 2, 2005 (dollars in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Reportable segment earnings from operations	$27,587	$28,884
Corporate expenses (not allocated to segments)	(7,954)	(8,262)
Interest expense	(1,313)	(1,556)
Interest income	1,421	737
Other income (expense), net	(199)	414

Earnings from continuing operations before
income taxes	$19,542	$20,217

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Introduction

Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, the Corporation’s financial statements and the accompanying notes to the financial statements. MD&A is organized in the following sections:

Overview
Results of Operations and Related Information
Liquidity and Capital Resources
Critical Accounting Policies
Forward Looking Statements

Overview

The Corporation operates in two business segments, printing services and supply-chain management services. The Corporation’s printing services segment provides a comprehensive combination of printing, binding and digital imaging solutions to leading publishers and direct marketers. Services in this segment include printing and value-added services related to books, catalogs, publications, direct marketing materials and educational materials. This segment also provides literature management services and e-business services. The Corporation’s global supply-chain management services segment provides a wide range of outsourcing capabilities, primarily to many of the world’s largest technology companies. Services in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution.

As discussed in the Corporation’s latest Annual Report on Form 10-K, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare for the first quarter of 2005, which previously comprised the entire healthcare segment, and the gain on the sale of a warehouse in Rialto, CA, related to Healthcare, have been reflected in discontinued operations in the accompanying consolidated statements of earnings. The gain on the sale of the remaining assets of Healthcare was recorded in the Corporation’s second quarter of 2005. The following discussion and analysis relating to results of operations is based on a comparison of the Corporation’s results of operations from continuing operations.

Results of Continuing Operations and Related Information

Summary

The Corporation’s revenue for the first quarter of 2006 decreased 0.7% to $383.6 from $386.3 million in the first quarter of the prior year. Revenue for the first quarter of 2006 increased in the printing services segment while the supply-chain management services segment experienced a decrease in revenue when compared with the prior year’s first quarter. First quarter earnings from continuing operations for 2006 of $13.7 million were comparable to earnings from continuing operations in the same period last year. Diluted earnings per share from continuing operations for the first quarter were 56 cents compared with 54 cents in the first quarter of 2005. Diluted earnings per share for the first quarter of 2006 were positively impacted by higher interest income, a lower tax rate and fewer average shares outstanding. The Corporation had 870,000 fewer average diluted shares outstanding in the first quarter of 2006 compared with the prior year first quarter, the result of share repurchases in 2005 and the first quarter of 2006. Net earnings from continuing operations for the first quarter of 2006 included $1,420,000 of expense ($852,000 net of related taxes) related to the initial recognition of equity-based incentive compensation expense under SFAS No. 123 (R), “Shared-Based Payment” (see Note 7 to the Condensed Consolidated Financial Statements).

Revenue from continuing operations

Revenue from continuing operations for the quarter by segment is shown below (dollars in thousands):

	Three Months Ended

Segment	April 1, 2006	April 2, 2005	Change %

Printing services	$280,183	$274,937	1.9%

Supply-chain management services	103,427	111,340	-7.1%

Total	$383,610	$386,277	-0.7%

Printing services revenue for the first quarter of 2006 was 1.9% higher than the comparable quarter in the prior year. Key issues related to revenue for the first quarter of 2006 in this segment were:

•	Rising paper prices increased revenue approximately $6.6 million in the first quarter of 2006 compared to the prior year period. Paper prices were approximately 6% higher than the prior year, and these increases are generally passed on to the customer.
•	Revenue in the Book operating unit was down 5% compared with the first quarter in 2005. This reduction was primarily the result of the absence of one large non-recurring project that was produced in the first quarter of 2005. Volume was also negatively impacted by lower sales to customers in the educational printing market, from both a decline in adoption of educational materials by states and the migration of the printing and assembly of some educational materials to China. This decrease was partially offset by higher paper prices, which increased revenue approximately 2 percentage points.
•	Revenue for the Literature Management operating unit increased 59% compared with the prior year first quarter. The strong revenue growth was the result of continued print and packaging services to assist a major healthcare insurer with Medicare Part D prescription drug marketing efforts and increased promotional activity from several other key customers.
•	Revenue in the Catalog operating unit decreased by 3% compared with the prior year first quarter. This reduction was primarily the result of reduced print volumes from several key customers, which decreased revenue approximately 6 percentage points from the first quarter of 2005. This decrease was partially offset by higher paper prices, which contributed 3 percentage points to revenue over the prior year period.
•	The Publications operating unit revenue decreased 5% compared with the first quarter in 2005 due to reduced magazine and commercial print volumes resulting, in part, from competitor pricing. This decrease was partially offset by paper price increases, which contributed 3 percentage points to revenue over the prior year period.
•	The Direct Marketing operating unit increased revenue by 3% for the first quarter of 2006 compared with the prior year period. Higher volumes increased revenue by 13% over the prior year period with higher paper prices contributing another 2% compared to the first quarter of 2005. Offsetting these increases were reduced pricing as the result of pricing pressure from customers and slower growth in complex, in-line personalized direct mail products than in the first quarter of 2005.

Revenue for the supply-chain management services segment declined 7% in the first quarter of 2006 compared with the first quarter of 2005. Approximately one-half of the decrease ($3.8 million) resulted from unfavorable changes in foreign currency, with the remainder of the decrease primarily the result of annual negotiated price reductions to several major customers.

The Corporation has a contract with Hewlett-Packard Company in the supply-chain management services segment that runs through 2006, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract was most recently extended through 2006. Revenue from Hewlett-Packard Company under this agreement totaled approximately $135 million in 2005 and comparable revenue is expected under this contract in 2006. The loss or the modification of this contract could have a material adverse impact on the Corporation’s financial results.

Operating earnings from continuing operations (operating earnings)

Operating earnings from continuing operations (operating earnings) of $19.6 million in the first quarter of 2006 decreased 4.8% from $20.6 million in the prior year first quarter. Operating earnings as a percentage of revenue were 5.1% for the first quarter of 2006, down from 5.3% in the prior year period. Changes in operating earnings as a percentage of revenue are discussed below by segment.

Segment operating margins were as follows for the first quarter:

Segment	April 1, 2006	April 2, 2005
Printing Services	5.8%	6.0%
Supply-Chain Management Services	11.1%	11.1%

Operating margins for the printing services segment in the first quarter of 2006 decreased to 5.8% from 6.0% in the first quarter of 2005. Overall operating margins in the segment were lower than the prior year primarily due to the recognition of equity-based incentive compensation expense, which totaled $850,000 ($510,000 net of related taxes), and reduced pricing as the result of pricing pressure from customers in several operating units.

The principal raw material used by the Corporation in the printing services segment is paper. Paper prices in the first quarter of 2006 were approximately 6% higher than prices in the first quarter of 2005. The cost of paper is generally passed on to customers and has no significant impact on operating earnings.

Operating margins for the supply-chain management services segment of 11.1% in the first quarter of 2006 were comparable to the prior year first quarter margins. Increased margin from a higher proportion of value-added content and operations improvement initiatives were offset by annual negotiated price reductions to several major customers and the recognition of equity-based incentive compensation expense. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and may decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and anticipated continued pricing pressure from existing and new customers.

Geographic analysis of revenue and earnings from operations

Revenue and earnings from continuing operations (excluding unallocated corporate expenses) by geographic area for the three months ended April 1, 2006 and April 2, 2005 are presented below (dollars in thousands). Virtually all revenue for the printing services segment was from customers in the United States. Revenue in the supply-chain management services segment was from customers in the United States, Europe and Asia.

	Three Months Ended
	April 1, 2006	April 2, 2005
Revenue
United States	$312,635	$303,101
Non-United States	70,975	83,176

Total	$383,610	$386,277

Earnings from operations
United States	$18,924	$20,110
Non-United States	8,663	8,774

Total	$27,587	$28,884

Revenue in the United States increased by 3% in the first quarter of 2006 compared with the same period in 2005. This increase was primarily the result of the revenue growth in the printing services segment as described above. In addition, higher volumes in the supply-chain management services segment in the United States contributed to the increased revenue in the United States. Revenue in the United States in the supply-chain management services segment increased 15% for the first quarter of 2006 and was primarily due to increased demand from the segment’s technology customers. Non-United States revenue decreased 15% in the first quarter from the comparable period in the prior year. Increased unit volumes outside the United States were reduced by price reductions and a shift to lower value-added content in some foreign locations.

Operating earnings in the United States decreased by 6% in the first quarter compared with the respective prior year period. The decrease was primarily the result of the recognition of equity-based incentive compensation expense and pricing factors described above for the printing services segment. Non-United States operating earnings decreased by approximately 1% in the first quarter of 2006 when compared to the equivalent prior year period. The decrease in the first quarter was primarily the result of pricing reductions outside the United States.

Interest Expense, Interest Income and Other Income (Expense) from Continuing Operations

Interest expense for the first quarter of 2006 was $1.3 million, 16% lower than interest expense of $1.6 million in the comparable period in the prior year. The reduction in interest expense was the result of scheduled repayments of long-term debt. Total long-term debt at April 1, 2006 of $77.1 million was 11% less than the $86.5 million of total long-term debt outstanding at the end of the first quarter of 2005. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Interest income increased $0.7 million to $1.4 million in the first quarter of 2006 from $0.7 million in the first quarter of 2005. The increase in interest income was the result of the Corporation’s movement of some of its cash reserves to higher-yield investments as well as to rising short-term interest rates.

Other expense of $0.2 million in the first quarter of 2006 was a $0.6 million change from the $0.4 million of other income during the comparable period in the prior year. Other expense for 2006 was due primarily to losses on foreign currency transactions. Other income in the prior year period resulted from gains on foreign currency transactions and the sale of fixed assets.

Provision for Income Taxes

The Corporation’s effective tax rate of 30.0% for the first quarter of 2006 was lower than the 32.0% effective tax rate in the first quarter of 2005. The reduction in the effective tax rate resulted from an increase in the expected proportion of foreign earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

Liquidity and Capital Resources

On April 1, 2006, the Corporation had cash and cash equivalents of $146 million. The change in cash and cash equivalents for the periods ended April 1, 2006 and April 2, 2005 was as follows:

Dollars in thousands	April 1, 2006	April 2, 2005
Cash and cash equivalents at beginning of period	$148,895	$133,093
Cash provided by operating activities	34,986	24,448
Cash used for investing activities	(15,420)	(3,028)
Cash used for financing activities	(23,535)	(8,406)
Effect of exchange rate changes on cash and cash equivalents	826	(5,706)

Net increase (decrease) in cash and cash equivalents	(3,143)	7,308

Cash and cash equivalents at end of period	$145,752	$140,401

Operating Activities

Cash generated from operating activities for the three months ended April 1, 2006 was $35.0 million compared to $24.4 million in the prior year period, an increase of 43%. The increase in cash from operating activities was driven by the collection of accounts receivable from the end of 2005, partially offset by the payment of incentive compensation accruals from the fourth quarter of 2005 and a $10 million contribution to the qualified pension plan made in the first quarter of 2006. Included in the cash flows from operating activities in 2005 were the cash flows from the discontinued Healthcare segment. Cash flows from operating activities related to the discontinued Healthcare segment in the first quarter of 2005 were approximately $3.9 million. The Corporation anticipates that the absence of these cash flows from the discontinued Healthcare segment will not have a materially adverse impact on future liquidity and capital resources.

Investing Activities

Investing activities in the current period used $15.0 million compared with $3.0 million in the comparable period in the prior year. Capital expenditures of $15.5 million were $5.5 million greater than the $10.0 million in the first quarter of 2005. The Corporation is committed to maintaining modern, safe and efficient plants and to providing customers with enhanced supply-chain management services as well as new printing and digital imaging technologies. Proceeds from the sale of a warehouse related to the Healthcare segment in the first quarter of 2005 were $6.8 million. The proceeds from the sale of the remaining assets of the Healthcare business were received when the sale was completed in the second quarter of 2005.

Financing Activities

Cash used for financing activities in the first quarter of 2006 reflected share repurchases, payment of dividends to shareholders and repayments of long-term debt; partially offset by proceeds from stock option exercises.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the first quarter of 2006, the Corporation purchased 268,600 shares of common stock under the repurchase program at an aggregate cost of $13.1 million. The 2006 share repurchases were principally financed by cash provided by operating activities. As of April 1, 2006, the Corporation had authority to repurchase up to an additional $71.3 million in common stock under the current share repurchase program. The Corporation may continue its repurchase of shares in the future pursuant to this authorization if market conditions warrant. Any future stock repurchases are expected to be funded by a combination of existing cash, cash provided from operations and short-term borrowings.

Management believes the Corporation’s financial condition is strong and that its ability to generate cash from operations and its ability to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other investments for the foreseeable future.

Critical Accounting Policies

The Corporation’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

•	Goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation completed the annual impairment tests in the fourth quarter of 2005, 2004 and 2003. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2005, 2004 and 2003.

•	Stock-based compensation. Effective January 1, 2006, the Corporation adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Corporation had previously accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of stock options granted was fixed and the exercise price equaled the market price of the Corporation’s underlying common stock on the date of grant, no compensation cost was previously recognized under APB No. 25 in the statements of earnings for stock options granted prior to January 1, 2006. The Corporation adopted SFAS No. 123 (R) using the modified prospective method, under which compensation expense related to stock options that were not vested as of January 1, 2006 and future grants of stock will be recognized in the consolidated statements of earnings. The Corporation’s stock option and non-vested stock awards primarily vest ratably over a 3-year period from the date of grant (subject to acceleration in certain cases). The Corporation has elected to recognize compensation expense using the straight-line method over the vesting period of the award. The Corporation continues to use the Black-Scholes-Merton valuation model to determine the fair value of stock options at the date of grant.

•	Retirement benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. The discount rate is based upon the 10-year Moody’s Aa bond rate at the end of each year. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods.

•	Asset impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

•	Income taxes. The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

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

Forward-Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers’ order patterns or demand for the Corporation’s services, pricing pressures imposed by competitive factors and the Corporation’s customers, changes in raw material and energy costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management services by customers, unanticipated costs or delays associated with ongoing productivity-enhancing projects, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated issues associated with the strategic objective of growing the supply-chain management business, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, unanticipated changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates, any unanticipated weakening of the economy, unanticipated changes in the pattern of sourcing printed material in low cost countries by customers and other risks described under the Item 1A “Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Corporation’s exposure to market risk since December 31, 2005. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Corporation’s risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended April 1, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2006 - February 4, 2006	--	$--	--	$84,429,000

February 5, 2006 - March 4, 2006	136,600	49.08	136,600	$77,725,000

March 5, 2006 - April 1, 2006	132,000	48.81	132,000	$71,282,000

Total	268,600	$48.95	268,600

During the quarter ended April 1, 2006, the Corporation purchased 268,600 shares of outstanding common stock under its repurchase program at an aggregate cost of $13,147,000. The share repurchase program was approved in February 2005 and authorizes the repurchase of shares with an aggregate value of up to $150 million. The share repurchase program does not have an expiration date.

In addition, during the fiscal month of January 2006, 1,298 shares at a cost of $64,744 were tendered by and reacquired from current employees to satisfy tax-withholding requirements in connection with the vesting of non-vested stock.

Item 5. Other Information

As part of it’s annual compensation review and based on certain criteria, the Compensation Committee of the Board of Directors of Banta Corporation approved a discretionary bonus to Ms. Stephanie A. Streeter, Chairman of the Board, President and Chief Executive Officer in January 2006 in the amount of $280,000. This amount was recognized in 2005 and included in the results of operations for the year ended December 31, 2005.

Item 6. Exhibits

(a) Exhibits –

3.1	By-laws of Banta Corporation, as amended through March 22, 2006.
10.1	Agreement with David F. Engelkemeyer.
10.2	Termination and Non-Competition Agreement with Edward P. Allen.
10.3	Form of Agreement with David F. Engelkemeyer and Edward P. Allen (incorporated by reference to Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 [Commission File No. 001-14637]).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION /s/ Geoffrey J. Hibner Geoffrey J. Hibner Chief Financial Officer (Principal Financial Officer) Date: May 4, 2006

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended April 1, 2006

Exhibit Number

3.1	By-laws of Banta Corporation, as amended through March 22, 2006 (Incorporated by reference to Exhibit 3.2 of Banta Corporation’s Form 8-K dated March 22, 2006 (File No. 1-14637)).

10.1	Agreement with David F. Engelkemeyer.

10.2	Termination and Non-Competition Agreement with Edward P. Allen

10.3	Form of Agreement with David F. Engelkemeyer and Edward P. Allen (incorporated by reference to Exhibit No. 10(e) to Form 10-K for the year ended January 1, 2000 [Commission File No. 001-14637]).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.