Form 10-Q
period 2006-07-01
BANTA CORP
filed 2006-08-09
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2006

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)	(Zip Code)

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

Common stock outstanding as of July 18, 2006 - 24,110,392 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2006

INDEX

		Page Number

PART I	FINANCIAL INFORMATION:
	Item 1 - Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	July 1, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Earnings
	for the Three Months and Six Months ended July 1, 2006
	and July 2, 2005	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended July 1, 2006
	and July 2, 2005	5
	Notes to Condensed Consolidated Financial Statements -
	July 1, 2006	6-13
	Item 2 - Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-22
	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	22
	Item 4 - Controls and Procedures	22
PART II	OTHER INFORMATION
	Item 1A - Risk Factors	22
	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 4 - Submission of Matters to a Vote of Security Holders	23
	Item 6 - Exhibits	24
SIGNATURES		24
EXHIBIT INDEX		25

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	July 1, 2006	December 31, 2005
	(unaudited)
Current Assets:
Cash and cash equivalents	$111,674	$148,895
Short-term investments	51,208	--
Receivables	257,946	295,993
Inventories	81,507	80,756
Other current assets	19,148	20,696

Total Current Assets	521,483	546,340

Plant and equipment	1,000,751	977,760
Less accumulated depreciation	730,568	713,911

Plant and equipment, net	270,183	263,849
Other assets	48,044	40,644
Goodwill	43,941	43,518

Total Assets	$883,651	$894,351

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$107,865	$107,943
Accrued salaries and wages	29,024	44,223
Other accrued liabilities	40,789	41,393
Current maturities of long-term debt	11,467	11,460

Total Current Liabilities	189,145	205,019

Non-current Liabilities:
Long-term debt	60,586	75,046
Deferred income taxes	14,086	15,250
Other non-current liabilities	54,250	56,447

Total Non-current Liabilities	128,922	146,743

Total Liabilities	318,067	351,762

Shareholders' Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
30,003,923 and 29,787,969 shares issued, respectively	3,000	2,979
Amount in excess of par value of stock	68,338	58,621
Retained earnings	677,419	656,298
Unearned compensation	--	(1,140)
Treasury stock, at cost - 5,900,808 and 5,670,118 shares, respectively	(191,800)	(179,270)
Accumulated other comprehensive income	8,627	5,101

Total Shareholders' Investment	565,584	542,589

Total Liabilities and Shareholders' Investment	$883,651	$894,351

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Continuing operations:
Revenue from printing and supply-chain services	$361,393	$366,060	$745,003	$752,337
Cost of printing and supply-chain services	284,754	286,748	586,831	589,106

Gross earnings	76,639	79,312	158,172	163,231
Selling and administrative expenses	58,993	58,543	120,893	121,840

Operating earnings from continuing operations	17,646	20,769	37,279	41,391
Interest expense	(1,206)	(1,541)	(2,519)	(3,097)
Interest income	1,648	923	3,069	1,660
Other income (expense), net	(296)	383	(495)	797

Earnings from continuing operations
before income taxes	17,792	20,534	37,334	40,751
Provision for income taxes	1,690	6,570	7,550	13,040

Earnings from continuing operations	16,102	13,964	29,784	27,711
Discontinued operations:
Earnings (loss) from operations of discontinued
Healthcare segment, net of income taxes	--	(258)	--	702
Gain from sale of Healthcare segment,
net of income taxes	--	20,075	--	21,375

Net earnings	$16,102	$33,781	$29,784	$49,788

Basic earnings per share of common stock:
Earnings from continuing operations	$0.67	$0.57	$1.24	$1.12
Earnings (loss) from discontinued operations	--	(0.01)	--	0.03
Earnings from sale of Healthcare segment	--	0.82	--	0.86

Total	$0.67	$1.38	$1.24	$2.01

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.66	$0.56	$1.22	$1.10
Earnings (loss) from discontinued operations	--	(0.01)	--	0.03
Earnings from sale of Healthcare segment	--	0.80	--	0.85

Total	$0.66	$1.35	$1.22	$1.98

Cash dividends per share of common stock	$0.18	$0.18	$0.36	$0.35

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands)
	Six Months Ended
	July 1, 2006	July 2, 2005
Cash Flows from Operating Activities
Net earnings	$29,784	$49,788
Depreciation	27,136	28,497
Deferred income taxes	(1,523)	--
Tax benefit from the exercise of stock options	--	1,865
Excess tax benefits from equity compensation	(979)	--
Non-cash equity compensation	3,695	314
Gain on sale of plant and equipment	(418)	(355)
Gain on sale of Healthcare segment	--	(20,075)
Gain on sale of warehouse related to Healthcare segment	--	(1,300)
Change in assets and liabilities
Decrease in receivables	38,047	14,033
Increase in inventories	(751)	(2,302)
Decrease in accounts payable and accrued liabilities	(14,197)	(8,293)
Net change in other current assets and liabilities	1,885	(3,533)
Net change in other non-current assets and liabilities	(9,597)	3,043

Cash provided from operating activities	73,082	61,682

Cash Flows From Investing Activities
Capital expenditures	(32,822)	(23,984)
Proceeds from the sale of plant and equipment	537	1,072
Proceeds from the sale of Healthcare segment	--	62,392
Proceeds from the sale of warehouse related to Healthcare segment	--	6,753
Purchases of short-term investments, net	(51,208)	--

Cash (used for) provided by investing activities	(83,493)	46,233

Cash Flows From Financing Activities
Repayments of long-term debt	(14,453)	(18,111)
Dividends paid	(8,663)	(8,474)
Proceeds from exercise of stock options, net	6,458	4,122
Repurchase of common stock	(13,350)	(47,837)
Excess tax benefits from equity compensation	979	--
Other	(117)	(57)

Cash used for financing activities	(29,146)	(70,357)

Effect of exchange rate changes on cash and cash equivalents	2,336	(15,146)

Net (decrease) increase in cash	(37,221)	22,412
Cash and cash equivalents at the beginning of period	148,895	128,353

Cash and cash equivalents at the end of the period	$111,674	$150,765

Cash payments for:
Interest, net of capitalized interest	$2,472	$3,224
Income taxes	6,439	8,170

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2006
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended July 1, 2006 are not necessarily indicative of results that may be expected for the year ending December 30, 2006. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

2)	Divestiture

The Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), which previously comprised the entire healthcare segment, on April 12, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare up to the point of sale, the gain on the sale of a warehouse in Rialto, CA, related to Healthcare, and the sale of the remaining assets, have been reflected in discontinued operations in the accompanying condensed consolidated statements of earnings. The sale of the warehouse in the first quarter of 2005 resulted in net proceeds of $6.8 million and a gain of $2.1 million ($1.3 million net of related income taxes). The sale of the remaining assets of Healthcare in the second quarter of 2005 generated net proceeds of $62.4 million and a gain of $23.7 million ($20.1 million net of related income taxes). Proceeds resulting in additional gain of $0.1 million were recorded in the fourth quarter of fiscal 2005 upon the finalization of working capital adjustments pending at the end of the second quarter of 2005.

3)	Cash Equivalents and Investments

The Corporation considers all highly liquid investments, with maturities of less than 90 days at the date of purchase, to be cash equivalents. As of July 1, 2006, the Corporation held $51.2 million of tax-exempt auction-rate municipal securities. These investments are AAA-rated by Moodys, Standard & Poors and/or Fitch, and are fully insured. The securities are municipal bonds with original stated maturities typically up to 30 years, however the interest rates are reset on a 7, 28, or 35-day basis using a Dutch auction process. Depending on the interest rate environment, these securities can offer a favorable tax-equivalent yield in comparison to taxable investments with similar credit quality and liquidity. The Corporation does not intend to hold these securities longer than one year and therefore has classified them as short-term investments considered “available for sale” in the condensed consolidated balance sheets.

The Corporation held $4.3 million of non-rated, tax-exempt Wisconsin Industrial Revenue Bonds backed by a letter of credit from a Thompson rated “A” financial institution at July 1, 2006, and December 31, 2005, respectively. The bonds have a 7-day interest rate reset feature and put option. Based on the original maturity of the underlying investments, the Corporation has classified these instruments as long-term investments considered “available for sale.” It is the current intention of the Corporation to hold these instruments for more than one year.

4)	Inventories

Inventories consist of the following (dollars in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$ 48,311	$ 44,541
Work-in-process and finished goods	33,196	36,215

	$ 81,507	$ 80,756

5) Earnings Per Share of Common Stock

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

The weighted average shares used in the computation of earnings per share consist of the following (in thousands of shares):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic	23,976	24,601	24,014	24,800
Diluted	24,398	24,941	24,451	25,158

6)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net earnings	$16,102	$33,781	$29,784	$49,788
Foreign currency translation
adjustments	2,312	(10,460)	3,526	(16,925)

Comprehensive earnings	$18,414	$23,321	$33,310	$32,863

7)	Goodwill

Changes in the carrying amount of goodwill by segment during the six months ended July 1, 2006 consist of the following (dollars in thousands):

	Printing services	Supply-chain management services	Total

Balance at December 31, 2005	$37,552	$5,966	$43,518
Translation adjustments for goodwill
denominated in foreign currencies	--	423	423

Balance at July 1, 2006	$37,552	$6,389	$43,941

8)	Stock-Based Compensation

At July 1, 2006, the Corporation had shares outstanding or available for grant under three stock-based compensation plans – the 2005 Equity Incentive Plan (“2005 Plan”), the Equity Incentive Plan (“1995 Plan”) and the 1991 Stock Option Plan (“1991 Plan”). The 2005 and 1995 Plans provide for the issuance of non-qualified and incentive stock options, stock appreciation rights, and non-vested stock to officers and key employees. The exercise prices for options or stock appreciation rights under such plans may not be less than the fair value of the underlying common stock on the date of the grant. Options granted under the 1991 Plan (which provides for only the grant of stock options) may be exercised up to five years after the date of grant. Options granted under the 2005 and 1995 Plans may be exercised up to 10 years from the date of grant. The 2005 Plan includes automatic grants of stock options to non-employee Directors on an annual basis. The Corporation has historically issued new common stock in order to satisfy stock option exercises and intends to do so to satisfy future awards. Non-vested stock awards have been issued from previously acquired treasury shares and the Corporation intends to continue this practice. At July 1, 2006, 3,068,474 shares of the Corporation’s common stock were reserved for future equity incentive awards.

The following table summarizes stock option activity under the equity incentive plans:

	Options	Price Range	Weighted Average Price
Outstanding at January 3, 2004	2,736,647	$18 - $38	$31
Granted	553,254	$38 - $46	$40
Exercised	(360,832)	$18 - $38	$26
Canceled or expired	(71,831)	$28 - $38	$35

Outstanding at January 1, 2005	2,857,238	$18 - $46	$34
Granted	507,413	$40 - $50	$46
Exercised	(686,671)	$18 - $46	$29
Canceled or expired	(142,410)	$23 - $47	$39

Outstanding at December 31, 2005	2,535,570	$18 - $50	$37
Granted	363,104	$49 - $51	$51
Exercised	(237,688)	$18 - $38	$32
Canceled or expired	(46,815)	$38 - $51	$44

Outstanding at July 1, 2006	2,614,171	$18 - $51	$39

The following table summarizes weighted average information by range of exercise prices for stock options outstanding and exercisable at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at July 1, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 1, 2006	Weighted Average Exercise Price
$18-$27	219,200	3.7 years	$24	219,200	$24
$28-$34	234,647	5.6 years	$29	224,647	$29
$35-$38	1,176,981	6.8 years	$37	820,039	$37
$39-$51	983,343	8.9 years	$47	178,066	$44

$18-$51	2,614,171	7.2 years	$39	1,441,952	$34

The options outstanding but not exercisable at July 1, 2006, become exercisable at various times through 2009 in accordance with the vesting schedules of the options. The intrinsic value (defined as the difference between the market price of the underlying common stock and the grant price) of options outstanding at July 1, 2006, was $18,772,000, and the intrinsic value of options exercisable at July 1, 2006, was $17,072,000. During the first half of 2006, the aggregate market price of the underlying common stock of options exercised exceeded the aggregate grant price by $4,232,000.

The following table summarizes non-vested stock activity under the equity incentive plans:

	Shares	Price Range	Weighted Average Fair Value
Outstanding at January 3, 2004	--	$ --	$ --
Granted	23,988	$38 - $46	$45

Outstanding at January 1, 2005	23,988	$38 - $46	$45
Granted	25,537	$43	$43
Vested	(8,000)	$38 - $46	$45
Forfeited	(3,378)	$43 - $46	$44

Outstanding at December 31, 2005	38,147	$38 - $46	$43
Granted	45,209	$51	$51
Vested	(14,242)	$43 - $46	$43
Forfeited	(913)	$43	$43

Outstanding at July 1, 2006	68,201	$38 - $51	$ 48

The intrinsic value of non-vested shares at July 1, 2006, was $3,160,000. The aggregate market price of non-vested shares that vested during the six-month period ended July 1, 2006, was $660,000.

Effective January 1, 2006, the Corporation adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Corporation had previously accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of stock options granted was fixed and the exercise price equaled the market price of the Corporation’s underlying common stock on the date of grant, no compensation cost was previously recognized under APB No. 25 in the statements of earnings for stock options granted prior to January 1, 2006. The Corporation adopted SFAS No. 123 (R) using the modified prospective method, under which compensation expense related to stock options that were not vested as of January 1, 2006 and future grants of stock options and non-vested stock will be recognized in the consolidated statements of earnings. Prior period compensation expense related to stock options is presented on a pro-forma basis. The Corporation’s stock option and non-vested stock awards primarily vest ratably over a 3-year period from the date of grant (subject to acceleration in certain cases). The Corporation has elected to recognize compensation expense using the straight-line method over the vesting period of the award.

The Corporation previously had and will continue to expense awards of non-vested stock based on the fair value of the Corporation’s common stock at the date of grant. As a result of adopting SFAS No. 123 (R), unearned compensation previously recorded in equity was closed to the amount in excess of par value of stock on January 1, 2006. All stock-based compensation expense not recognized at January 1, 2006 and compensation expense related to future grants of stock options and non-vested stock will be recorded directly to the amount in excess of par value of stock.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for grants in the first six months of 2006, and the full fiscal years of 2005 and 2004, respectively: risk-free interest rates of 4.4%, 3.9% and 3.6%; expected dividend yields of 1.4%, 1.6% and 1.7%; expected option lives of 5.0, 5.0 and 5.3 years; and expected volatility of 20%, 22% and 26%. Based on these assumptions, the weighted average fair value of the options granted at the date of grant in the first six months of 2006 and the full fiscal years of 2005 and 2004, was $11.34, $10.17 and $9.40, respectively.

Total stock-based compensation expense recognized in the accompanying statements of earnings for the three months ended July 1, 2006 and July 2, 2005, was $1,992,000 ($1,196,000 net of related taxes) and $160,000 ($96,000 net of related taxes), respectively. Stock options and non-vested stock accounted for $1,653,000 ($992,000 net of related taxes) and $339,000 ($203,000 net of related taxes), respectively, of the expense recognized for the three months ended July 1, 2006. The expense recognized for the three months ended July 2, 2005 of $160,000 ($96,000 net of related taxes) was entirely related to non-vested stock.

Total stock-based compensation expense recognized in the accompanying statements of earnings for the six months ended July 1, 2006 and July 2, 2005, was $3,695,000 ($2,217,000 net of related taxes) and $314,000 ($188,000 net of related taxes), respectively. Stock options and non-vested stock accounted for $3,074,000 ($1,844,000 net of related taxes) and $621,000 ($373,000 net of related taxes), respectively, of the expense recognized for the six months ended July 1, 2006. The expense recognized for the six months ended July 2, 2005 of $314,000 ($188,000 net of related taxes) was entirely related to non-vested stock.

As a result of adopting FAS 123 (R) on January 1, 2006, the Corporation’s earnings from continuing operations before income taxes, earnings from continuing operations and net earnings are $1,653,000, $992,000 and $992,000 lower, respectively, for the three months ended July 1, 2006, and $3,074,000, $1,844,000 and $1,844,000 lower, respectively, for the six months ended July 1, 2006, than if the Corporation had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share of common stock are $0.04 and $0.04 lower, respectively, for the three months ended July 1, 2006, and $0.08 and $0.08 lower, respectively, for the six months ended July 1, 2006, than if the Corporation had continued to account for stock-based compensation under APB No. 25. Had the Corporation not adopted FAS 123 (R) effective January 1, 2006, cash provided from operating activities and cash used for financing activities for the six months ended July 1, 2006, would have been $74,061,000 and $30,125,000, respectively.

Had all stock-based compensation expense been recognized in the three and six months ended July 2, 2005 based under the fair-value-method at the grant date for awards under the plans, the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Net earnings, as reported	$33,781	$49,788
Add: Stock based compensation expense included in
net earnings, net of related taxes	96	188
Deduct: Stock based compensation expense
determined under fair-value-based method, net of
related taxes	(824)	(1,803)

Pro forma net earnings	$33,053	$48,173

Earnings per share
As reported:
Basic	$1.37	$2.01

Diluted	$1.35	$1.98

Pro forma:
Basic	$1.34	$1.94

Diluted	$1.33	$1.91

As of July 1, 2006, the Corporation had unrecognized stock-based compensation expense for stock-based awards granted prior to July 1, 2006, of $11.0 million, net of estimated forfeitures. This expense is expected to be recognized as follows (dollars in thousands):

Remainder of 2006	$3,583
2007	4,698
2008	2,529
2009	151

Total	$10,961

9)	Employee Benefit Plans

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. The disclosures for this plan for all periods presented are combined with the pension plans. The Corporation makes contributions to the pension plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act of 1974.

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

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits
	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost-benefits earned
during the year	$2,796	$2,564	$5,592	$5,128
Interest cost on projected
benefit obligation	2,921	2,674	5,842	5,348
Expected return on plan
assets	(3,950)	(3,391)	(7,900)	(6,782)
Amortization of prior service
cost	2	2	4	4
Amortization of net loss	601	352	1,202	704

Net pension expense	$2,370	$2,201	$4,740	$4,402

	Postretirement Benefits
	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost-benefits earned
during the year	$117	$111	$234	$222
Interest cost on projected
benefit obligation	112	111	224	222
Amortization of transition
obligation	52	52	104	104
Amortization of net gain	(106)	(107)	(212)	(214)

Net postretirement benefits
expense	$175	$167	$350	$334

The Corporation made a contribution of $10 million to the qualified pension plan during the first quarter of 2006, and currently expects to make no further contributions to its qualified pension plans during the remainder of 2006. A contribution of $775,000 is expected to be made in 2006 as benefit payments to retired participants under the supplemental retirement plan. A contribution of $254,000 is expected to be made in 2006 as benefit payments to retirees under the postretirement healthcare plan.

10)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous program. As of December 31, 2005, the Corporation had purchased 1,458,500 shares of its common stock under this authority at an aggregate cost of $65,571,000.

During the quarter ended July 1, 2006, the Corporation purchased 4,000 shares of outstanding common stock under the repurchase program at an aggregate cost of $203,000. During the six months ended July 1, 2006, the Corporation purchased 272,600 shares under the repurchase program at an aggregate cost of $13,350,000.

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of July 1, 2006, the Corporation had authority to repurchase up to an additional $71,079,000 in common stock under the current share repurchase program.

11)	Income Taxes

The effective tax rate related to the Corporation’s continuing operations was 9.5% for the second quarter of 2006 and 32.0% for the second quarter of 2005. The reduction in the effective tax rate resulted primarily from reversal of certain tax contingency reserves related to the Corporation’s operations in Singapore which are no longer required. These tax contingency reserves related to tax incentives granted by the Inland Revenue Authority of Singapore (“IRAS”) for tax years 2000 through 2005, based on the attainment of certain defined measures. Attainment of these measures was not assured until the end of the incentive period and required confirmation from IRAS. Accordingly, the Corporation provided tax contingency reserves for these incentives. In the second quarter of 2006, the Corporation received final approval of qualification for the tax incentives from the IRAS and appropriately reversed the tax contingency of $3.7 million associated with these incentives. Excluding the aforementioned reduction in the second quarter tax provision, the Corporation anticipates the effective tax rate for the full year of 2006 to be 30%.

12)	Segment Information

The Corporation operates in two business segments, printing services and supply-chain management services. Summarized segment data for the three and six months ended July 1, 2006 and July 2, 2005 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue
Printing services	$254,171	$256,747	$534,354	$531,684
Supply-chain management
services	107,222	109,313	210,649	220,653

Total	$361,393	$366,060	$745,003	$752,337

Earnings from Operations
Printing services	$14,447	$16,959	$30,588	$33,436
Supply-chain management
services	10,367	11,114	21,813	23,521

Total	$24,814	$28,073	$52,401	$56,957

The following table presents a reconciliation of segment earnings from operations to the totals contained in the unaudited condensed consolidated financial statements for the three and six months ended July 1, 2006 and July 2, 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Reportable segment earnings from
operations	$24,814	$28,073	$52,401	$56,957
Corporate expenses (not allocated to
segments)	(7,168)	(7,304)	(15,122)	(15,566)
Interest expense	(1,206)	(1,541)	(2,519)	(3,097)
Interest income	1,648	923	3,069	1,660
Other income (expense), net	(296)	383	(495)	797

Earnings from continuing operations
before income taxes	$17,792	$20,534	$37,334	$40,751

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2006 COMPARED TO 2005

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

As discussed in the Corporation’s latest Annual Report on Form 10-K, the Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), to an affiliate of Fidelity Capital Investors, Inc. on April 12, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare, which previously comprised the entire healthcare segment, and the gain on the sale of the assets have been reflected in discontinued operations in the accompanying condensed consolidated statements of earnings. The following discussion and analysis relating to results of operations is based on a comparison of the Corporation’s results of operations from continuing operations.

The Corporation announced on July 25, 2006 the reorganization of the five operating units of the printing services segment into two divisions. The reorganization is expected to generate annualized savings of approximately $3 million, beginning in 2007. The action will result in a third quarter 2006 cash charge of approximately $2 million, primarily related to employee severance costs. Further reorganization will result in additional charges in the second half of this year, with additional cost savings expected in 2007 and beyond.

Results of Continuing Operations and Related Information

Summary

The Corporation’s revenue for the second quarter of 2006 decreased 1.3% to $361.4 from $366.1 million in the second quarter of the prior year. Revenue for the second quarter of 2006 decreased in both the printing and supply-chain management services segments when compared with the prior year’s second quarter. Second quarter earnings from continuing operations for 2006 of $16.1 million were 15.3% greater than in the same period last year. Diluted earnings per share from continuing operations for the second quarter were 66 cents compared with 56 cents in the second quarter of 2005. Diluted earnings per share for the second quarter of 2006 were positively impacted by 15 cents per share as a result of the reversal of certain tax reserves which are no longer required, described in more detail in the Provision for Income Taxes section. In addition, diluted earnings per share were also positively impacted by higher interest income and fewer average shares outstanding. The Corporation had 543,000 fewer average diluted shares outstanding in the second quarter of 2006 compared with the prior year second quarter, the result of share repurchases in 2005 and the first six months of 2006. Net earnings from continuing operations for the second quarter of 2006 included $1,653,000 of expense ($992,000 net of related taxes) related to the recognition of stock-based incentive compensation expense under SFAS No. 123 (R), “Shared-Based Payment” (see Note 8 to the Condensed Consolidated Financial Statements). Non-vested stock was expensed in both periods; totaling $339,000 ($203,000 net of related taxes) for the three months ended July 1, 2006 and $160,000 ($96,000 net of related taxes) for the three months ended July 2, 2005.

Revenue from continuing operations

Revenue from continuing operations for the quarter by segment is shown below (dollars in thousands):

	Three Months Ended

Segment	July 1, 2006	July 2, 2005	Change %

Printing services	$254,171	$256,747	-1.0%

Supply-chain management services	107,222	109,313	-1.9%

Total	$361,393	$366,060	-1.3%

Printing services revenue for the second quarter of 2006 decreased 1.0% from the comparable prior year period. Key issues related to revenue for the second quarter of 2006 in this segment were:

•	Rising paper prices increased revenue approximately $2.6 million in the second quarter of 2006 compared to the prior year period. Average paper prices were approximately 3% higher than the prior year, and these increases are generally passed on to the customer.
•	Revenue in the Book operating unit was down 4% compared with the prior year second quarter. This reduction was primarily the result of some customers sourcing certain educational materials from printers in lower-cost countries, as well as the decision by one large educational publisher to transition the packaging of certain materials to an internal facility. This decrease was partially offset by higher paper prices, which increased revenue approximately 1 percentage point.
•	Revenue for the Literature Management operating unit increased 39% for the second quarter of 2006 compared with the prior year period. The strong revenue growth was the result of increased promotional activity from several existing key customers and new customers in both print and fulfillment.
•	Revenue in the Catalog operating unit decreased by 10% compared with the second quarter of 2005. This reduction was primarily the result of decreased customer volumes (from both reductions in page count per catalog and reduced quantities per print run), and a shift to more print work using customer provided paper, which combined to decrease revenue approximately 9 percentage points from the second quarter of 2005. Market pricing pressures also negatively impacted revenue in the second quarter by 2 percentage points over the comparable period in the prior year. These decreases were partially offset by higher paper prices, which contributed a 1 percentage point increase to revenue over the prior year period.
•	Publications operating unit revenue decreased 3% for the second quarter of 2006 compared with the prior year second quarter. Revenue decreased by a gross 6 percentage points as the result of lower volumes of commercial printing, reduced quantities per print run and a reduction in page counts per magazine. This decrease was partially offset by freight and paper price increases, which contributed 2 percentage points to revenue over the second quarter of 2005.
•	Direct Marketing operating unit revenue decreased by 2% in the second quarter of 2006 compared with the prior year second quarter. Pricing pressure from customers and a shift in mix to lower priced commercial printing combined to reduce revenue 6 percentage points compared to the prior year period. Partially offsetting this decrease were higher volumes and increased paper pricing which increased revenue by 3 percentage points and 1 percentage point, respectively, over the prior year period.

Printing services revenue for the first six months of 2006 was comparable with the first six months of 2005. The growth experienced in the Literature Management operating unit and increased paper pricing were offset by volume declines and decreased market pricing for printing services in the first half of 2006 compared with the same period in 2005.

Revenue for the supply-chain management services segment declined 1.9% in the second quarter of 2006 compared with the second quarter of 2005. Approximately 40% of the decrease ($0.8 million) resulted from unfavorable changes in foreign currency exchange rates. The remainder of the decrease in revenue is the result of negotiated price reductions to several major customers, continued reduction in the content requirements for certain products and general softness in demand for some technology products.

For the first six months of 2006, net revenue for the supply-chain management services segment was 4.5% lower than the first six months of 2005. Approximately $4.6 million, or 46%, of the decrease for the six-month period resulted from unfavorable changes in foreign currency exchange rates. The remaining decrease was the result of factors described above for the second quarter of 2006.

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

Operating earnings from continuing operations (operating earnings)

Operating earnings from continuing operations (operating earnings) of $17.6 million in the second quarter of 2006 decreased 15.0% from $20.8 million in the prior year second quarter. Operating earnings as a percentage of revenue were 4.9% for the second quarter of 2006, down from 5.7% in the prior year period. Changes in operating earnings as a percentage of revenue are discussed below by segment.

Segment operating margins were as follows for the second quarter:

Segment	July 1, 2006	July 2, 2005
Printing Services	5.7%	6.6%
Supply-Chain Management Services	9.7%	10.2%

Operating margins for the printing services segment in the second quarter of 2006 decreased to 5.7% from 6.6% in the second quarter of 2005. Approximately one-half of the decrease in operating margins in the segment was due to the recognition of equity-based incentive compensation expense, which totaled $997,000 ($598,000 net of related taxes). The remaining decrease was primarily the result of price pressures in several operating units and the approximate $1 million bad-debt expense in the Catalog operating unit.

Printing services segment operating margins for the first six months of 2006 declined to 5.7% from 6.3% in the first half of 2005. The decrease was primarily the result of the recognition of equity-based incentive compensation expense, the second quarter 2006 bad-debt expense and market pricing pressures as discussed above.

The principal raw material used by the Corporation in the printing services segment is paper. Average paper prices in the second quarter of 2006 were approximately 3% higher than prices in the second quarter of 2005. The cost of paper is generally passed on to customers and has no significant impact on operating earnings.

Operating margins for the supply-chain management services segment decreased to 9.7% in the second quarter of 2006 from 10.2% in the prior year quarter. Approximately one-third of the decrease in operating margins in the segment was due to the recognition of equity-based incentive compensation expense, which totaled $259,000 ($155,000 net of related taxes). The remaining decrease was primarily the result of negotiated price reductions to several major customers.

Operating margins for the first six months in the supply-chain management services segment decreased to 10.4% from 10.7% in the comparable period in the prior year due to the recognition of equity-based incentive compensation expense and the price reductions discussed above. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and may decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and anticipated continued pricing pressure from existing and new customers.

Geographic analysis of revenue and earnings from operations

Revenue and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and six months ended July 1, 2006 and July 2, 2005 are presented below (dollars in thousands). Virtually all revenue for the printing services segment was from customers in the United States. Revenue in the supply-chain management services segment was from customers in the United States, Europe and Asia.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue
United States	$286,190	$289,604	$598,825	$592,705
Non-United States	75,203	76,456	146,178	159,632

Total	$361,393	$366,060	$745,003	$752,337

Earnings from operations
United States	$17,255	$22,068	$36,179	$42,178
Non-United States	7,559	6,005	16,222	14,779

Total	$24,814	$28,073	$52,401	$56,957

Revenue in the United States decreased 1% in the second quarter of 2006 compared with the same period in 2005. This decrease was primarily the result of the decreased volumes and competitive pricing factors experienced by the printing services segment as described above. For the six months ended July 1, 2006, revenue in the United States increased 1% over the comparable prior year period. The volume and pricing factors discussed above for the second quarter were more than offset by increased volume and higher paper pricing experienced in the first quarter when compared to the prior year. Revenue in the United States in the supply-chain management services segment decreased 3% in the second quarter of 2006 and increased 6% for the six-month period ended July 1, 2006. Increased demand from the segments technology customers in the first quarter of 2006 was partially offset by the annual negotiated price reductions. Non-United States revenue decreased 2% in the second quarter and 8% in the first six months of 2006 from the comparable periods in the prior year. This decrease was the result of currency impacts, content reduction and softness of demand described above for results of the supply-chain management services segment.

Operating earnings in the United States decreased by 22% in the second quarter and 14% in the first half of 2006 compared with the respective prior year periods. These decreases were primarily the result of the recognition of equity-based incentive compensation expense, bad-debt expense in the second quarter of 2006, a mix shift to lower value-added content in certain supply-chain management locations and the pricing factors described above for the printing services and supply-chain management segments. Non-United States operating earnings increased by approximately 26% in the second quarter and 10% in the first six months of 2006 when compared with the prior year periods. The increase in both the second quarter and first six months was primarily the result of new business opportunities with customers outside the United States, which more than offset the pricing reductions.

Interest Expense, Interest Income and Other Income (Expense)

Interest expense for the second quarter of 2006 was $1.2 million, 22% lower than interest expense of $1.5 million in the comparable period in the prior year. Interest expense for the six-month period ended July 1, 2006 was $2.5 million, a reduction of 19% from the prior year first half. The reduction in interest expense for both the second quarter and the first half of 2006 was the result of scheduled repayments of long-term debt and new borrowings in the supply-chain management services sector with more favorable interest rates. Total long-term debt at July 1, 2006 of $72.1 million was 3% more than the $69.8 million of total long-term debt outstanding at the end of the second quarter of 2005. This increase was related to the $24.2 million of long-term borrowings at locations outside the United States in 2005 related to the repatriation of foreign earnings, reduced by scheduled re-payments of long-term debt. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Interest income increased $0.7 million to $1.6 million in the second quarter of 2006 from $0.9 million in the second quarter of 2005. For the six months ended July 1, 2006, interest income of $3.1 million was $1.4 million higher than the prior year period. The increase in interest income in both the second quarter and first six months of 2006 was the result of the Corporation’s movement of some of its cash reserves to higher-yield investments as well as to rising short-term interest rates.

Other expense of $0.3 million in the second quarter of 2006 was a $0.7 million reduction from the $0.4 million of other income during the comparable period in the prior year. Other expense for the six month period ended July 1, 2006 was $0.5 million, a decrease of $1.3 million from the $0.8 million other income in the prior year period. Other expense in the second quarter and first six months of 2006 was due primarily to losses on foreign currency transactions. Other income in the prior year periods resulted primarily from gains on foreign currency transactions and the sale of fixed assets.

Provision for Income Taxes

The effective tax rate related to the Corporation’s continuing operations was 9.5% for the second quarter of 2006 and 32.0% for the second quarter of 2005. The reduction in the effective tax rate resulted primarily from the reversal of certain tax contingency reserves related to the Corporation’s operations in Singapore which are no longer required. These tax contingency reserves related to tax incentives granted by the Inland Revenue Authority of Singapore (“IRAS”) for tax years 2000 through 2005, based on the attainment of certain defined measures. Attainment of these measures was not assured until the end of the incentive period and required confirmation from IRAS. Accordingly, the Corporation provided tax contingency reserves for these incentives. In the second quarter of 2006, the Corporation received final approval of qualification for the tax incentives from the IRAS and appropriately reversed the tax contingency of $3.7 million associated with these incentives.

Excluding the aforementioned reduction of the tax provision, the Corporation anticipates the effective tax rate for the full year 2006 to be 30.0%, consistent with the full year 2005 rate exclusive of the provision recorded in the fourth quarter of 2005 for earnings repatriated under the American Jobs Creation Act of 2004, as discussed in the Corporation’s 2005 Annual Report on Form 10-K. The Corporation’s effective tax rate is less than the statutory United States federal rate of 35.0% due to the proportion of foreign earnings generated by the supply-chain management services segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

Earnings from Continuing Operations

Earnings from continuing operations for the second quarter of 2006 were $16.1 million, a 15.3% increase from the same period last year. Earnings from continuing operations were positively impacted by the reversal of a tax reserve, offset by the reductions in operating earnings in the operating units described above. Diluted earnings per share from continuing operations for the second quarter were 66 cents compared with 56 cents in the second quarter of 2005. Diluted earnings per share were positively impacted by 543,000 fewer average diluted shares outstanding in the second quarter of 2006 compared with the prior year second quarter, the result of share repurchases in 2005 and the first six months of 2006.

Earnings from continuing operations for the six months ended July 1, 2006 were $29.8 million, an increase of 7.4% from the same period last year. Diluted earnings per share from continuing operations for the second quarter were $1.22 compared with $1.10 in the second quarter of 2005. These increases were the result of the issues discussed above for the second quarter and full year 2006 results.

Liquidity and Capital Resources

On July 1, 2006, the Corporation had cash and cash equivalents of $112 million. The change in cash and cash equivalents for the periods ended July 1, 2006 and July 2, 2005 was as follows:

Dollars in thousands	July 1, 2006	July 2, 2005
Cash and cash equivalents at beginning of period	$148,895	$128,353
Cash provided by operating activities	73,082	61,682
Cash (used for) provided by investing activities	(83,493)	46,233
Cash used for financing activities	(29,146)	(70,357)
Effect of exchange rate changes on cash and cash equivalents	2,336	(15,146)

Net (decrease) increase in cash and cash equivalents	(37,221)	22,412

Cash and cash equivalents at end of period	$111,674	$150,765

Operating Activities

Cash generated from operating activities for the six months ended July 1, 2006 was $73.1 million compared with $61.7 million in the prior year period, an increase of 18%. The increase in cash from operating activities was driven by the collection of accounts receivable from the end of 2005, partially offset by the payment of incentive compensation accruals from the fourth quarter of 2005 and a $10 million contribution to the qualified pension plan made in the first quarter of 2006. Included in the cash flows from operating activities in 2005 were the cash flows from the discontinued Healthcare segment. Cash flows from operating activities related to the discontinued Healthcare segment through April 12, 2005 were approximately $4.5 million. The Corporation anticipates that the absence of these cash flows from the discontinued Healthcare segment will not have a materially adverse impact on future liquidity and capital resources.

Investing Activities

Investing activities in the first six months of 2006 used $83.5 million compared with providing $46.2 million in the comparable period in the prior year. The primary use of cash for investing in the first six months was the net purchases of $51.2 million of tax-exempt auction-rate municipal securities. These investments are AAA-rated by Moodys, Standard & Poors and/or Fitch, and are fully insured. The securities are municipal bonds with original stated maturities typically up to 30 years, however the interest rates are reset on a 7, 28, or 35-day basis using a Dutch auction process. Depending on the interest rate environment, these securities can offer a favorable tax-equivalent yield in comparison to taxable investments with similar credit quality and liquidity. The Corporation does not intend to hold these securities longer than one year and therefore has classified them as short-term investments considered “available for sale” in the condensed consolidated balance sheets. Capital expenditures of $32.8 million were $8.8 million greater than the $24.0 million in the first half of 2005. The Corporation is committed to maintaining modern, safe and efficient plants and to providing customers with enhanced supply-chain management services as well as new printing and digital imaging technologies. Proceeds from the sale of the Healthcare segment and related assets in the first half of 2005 were $69.1 million.

Financing Activities

Cash used for financing activities in the first six months of 2006 reflected share repurchases, payment of dividends to shareholders and repayments of long-term debt, partially offset by proceeds from stock option exercises.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the first half of 2006, the Corporation purchased 272,600 shares of common stock under the repurchase program at an aggregate cost of $13.3 million. The 2006 share repurchases were financed by cash provided by operating activities. As of July 1, 2006, the Corporation had authority to repurchase up to an additional $71.1 million in common stock under the current share repurchase program. The Corporation may continue its repurchase of shares in the future pursuant to this authorization if market conditions warrant. Any future stock repurchases are expected to be funded by a combination of existing cash, cash provided from operations and short-term borrowings.

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

•	Goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed for impairment on an annual basis. The Corporation completed the annual impairment tests in the fourth quarter of 2005, 2004 and 2003. This analysis was based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The Corporation concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2005, 2004 and 2003.

•	Stock-based compensation. Effective January 1, 2006, the Corporation adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Corporation had previously accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the number of stock options granted was fixed and the exercise price equaled the market price of the Corporation’s underlying common stock on the date of grant, no compensation cost was previously recognized under APB No. 25 in the statements of earnings for stock options granted prior to January 1, 2006. The Corporation adopted SFAS No. 123 (R) using the modified prospective method, under which compensation expense related to stock options that were not vested as of January 1, 2006 and grants of stock after January 1, 2006 will be recognized in the consolidated statements of earnings. The Corporation’s stock option and non-vested stock awards primarily vest ratably over a 3-year period from the date of grant (subject to acceleration in certain cases). The Corporation has elected to recognize compensation expense using the straight-line method over the vesting period of the award. The Corporation continues to use the Black-Scholes-Merton valuation model to determine the fair value of stock options at the date of grant.

•	Retirement benefits. The Corporation has significant pension and postretirement benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. The discount rate is based upon the 10-year Moody’s Aa bond rate at the end of each year. Consideration is given to current market conditions, including changes in interest rates and investment returns, in making these assumptions. Changes in these assumptions will affect the amount of pension and postretirement expense recognized in future periods.

•	Asset impairments. Impairments of long-lived assets are accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

•	Income taxes. The Corporation’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Corporation’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

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

Forward-Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, unanticipated and/or yet-to-be-determined restructuring costs to be incurred in future periods, unanticipated difficulties in achieving expected cost savings through reorganization actions, changes in customers’ order patterns or demand for the Corporation’s services, pricing pressures imposed by competitive factors and the Corporation’s customers, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management services by customers, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates, unanticipated changes in the pattern of sourcing printed material in low cost countries by customers, any unanticipated weakening of the economy and other risks described under the Item 1A “Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Corporation’s risk factors from those disclosed in the 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of common stock effected by the Corporation during the quarter ended July 1, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 2, 2006 - May 6, 2006	4,000	$ 50.72	4,000	$71,079,000

May 7, 2006 - June 3, 2006	--	--	--	$71,079,000

June 4, 2006 - July 1, 2006	--	--	--	$71,079,000

Total	4,000	$ 50.72	4,000

During the quarter ended July 1, 2006, the Corporation purchased 4,000 shares of outstanding common stock under its repurchase program at an aggregate cost of $203,000. The share repurchase program was approved in February 2005 and authorizes the repurchase of shares with an aggregate value of up to $150 million. The share repurchase program does not have an expiration date.

In addition, during the three months ended July 1, 2006, 1,088 shares at a cost of $55,303 were tendered by and reacquired from employees to satisfy tax-withholding requirements in connection with the vesting of non-vested stock, and 913 shares valued at $44,799 were returned to treasury due to employee forfeitures of non-vested stock.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 25, 2006, shareholders elected each of the ten director nominees and ratified the selection of the Corporation’s independent registered public accounting firm.

1.	All of the persons nominated as directors were elected for terms expiring at the 2007 annual meeting. The following table sets forth certain information with respect to such election:

Name	Shares Voted For	Shares Withholding Authority
Jameson A. Baxter	21,598,864	379,815
John F. Bergstrom	21,840,533	138,147
Henry T. DeNero	20,285,633	1,693,046
David T. Gibbons	21,867,608	111,072
Janel S. Haugarth	21,705,195	273,485
Pamela J. Moret	21,687,427	291,253
Paul C. Reyelts	21,723,203	255,477
Raymond C. Richelsen	21,884,341	94,339
Stephanie A. Streeter	21,615,551	363,128
Michael J. Winkler	20,779,216	1,199,464

		Number of Shares
		Voted For	Voted Against	Abstained
2.	To ratify selection of independent registered
	public accounting firm	21,824,543	130,921	23,215

Item 6. Exhibits

(a)	Exhibits –

10.1	Supplemental Executive Retirement Plan, as amended
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION

/s/ Geoffrey J. Hibner
Geoffrey J. Hibner
Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2006

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended July 1, 2006

Exhibit Number

10.1	Supplemental Executive Retirement Plan, as amended

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.