Form 10-Q
period 2006-09-30
BANTA CORP
filed 2006-11-09
CIK 9801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________

Commission File Number: 1-14637

BANTA CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0148550
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D.
Number)
225 Main Street, Menasha, Wisconsin	54952
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (920) 751-7777

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer /X/                  Accelerated filer /  /                  Non-accelerated filer /  /

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /  / No /X/

        Common stock outstanding as of November 7, 2006 – 24,504,353 shares.

BANTA CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

INDEX

			Page Number

PART I	FINANCIAL INFORMATION:
	Item 1 -	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets
		September 30, 2006 and December 31, 2005	3
		Condensed Consolidated Statements of Earnings
		for the Three Months and Nine Months ended September 30, 2006
		and October 1, 2005	4
		Condensed Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30, 2006
		and October 1, 2005	5
		Notes to Condensed Consolidated Financial Statements -
		September 30, 2006	6-15
	Item 2 -	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16-25
	Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	25
	Item 4 -	Controls and Procedures	25
PART II	OTHER INFORMATION
	Item 1A -	Risk Factors	26
	Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 6 -	Exhibits	26
SIGNATURES			27
EXHIBIT INDEX			28

Part 1 Item 1. Financial Statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
ASSETS	September 30, 2006	December 31, 2005
	(unaudited)
Current Assets:
Cash and cash equivalents	$174,666	$148,895
Receivables	288,200	295,993
Inventories	83,685	80,756
Other current assets	20,893	20,696

Total Current Assets	567,444	546,340

Plant and equipment	1,001,381	977,760
Less accumulated depreciation	737,614	713,911

Plant and equipment, net	263,767	263,849
Other assets	56,803	40,644
Goodwill	43,937	43,518

Total Assets	$931,951	$894,351

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$137,430	$107,943
Accrued salaries and wages	32,437	44,223
Other accrued liabilities	40,751	41,393
Special cash dividend payable	388,800	--
Current maturities of long-term debt	11,472	11,460

Total Current Liabilities	610,890	205,019

Non-current Liabilities:
Long-term debt	59,465	75,046
Deferred income taxes	13,538	15,250
Other non-current liabilities	51,447	56,447

Total Non-current Liabilities	124,450	146,743

Total Liabilities	735,340	351,762

Shareholders’ Investment
Preferred stock-$10 par value;
authorized 300,000 shares; none issued	--	--
Common stock-$.10 par value, authorized 75,000,000 shares;
30,177,125 and 29,787,969 shares issued, respectively	3,018	2,979
Amount in excess of par value of stock	76,798	58,621
Retained earnings	300,174	656,298
Unearned compensation	--	(1,140)
Treasury stock, at cost - 5,906,876 and 5,670,118 shares, respectively	(192,063)	(179,270)
Accumulated other comprehensive income	8,684	5,101

Total Shareholders’ Investment	196,611	542,589

Total Liabilities and Shareholders’ Investment	$931,951	$894,351

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Continuing operations:
Revenue	$382,389	$381,099	$1,127,392	$1,133,436
Cost of goods sold	298,712	294,351	885,543	883,457

Gross earnings	83,677	86,748	241,849	249,979
Selling and administrative expenses	55,209	56,013	176,102	177,853
Restructuring charge	961	--	961	--
Asset impairment charge	6,437	--	6,437	--

Operating earnings from continuing operations	21,070	30,735	58,349	72,126
Interest expense	(1,085)	(1,150)	(3,604)	(4,247)
Interest income	1,956	757	5,025	2,417
Other income (expense), net	(247)	(6)	(742)	791

Earnings from continuing operations
before income taxes	21,694	30,336	59,028	71,087
Provision for income taxes	5,770	8,646	13,320	21,686

Earnings from continuing operations	15,924	21,690	45,708	49,401
Discontinued operations:
Earnings from operations of discontinued
Healthcare segment, net of income taxes	--	--	--	702
Gain from sale of Healthcare segment,
net of income taxes	--	--	--	21,375

Net earnings	$15,924	$21,690	$45,708	$71,478

Basic earnings per share of common stock:
Earnings from continuing operations	$0.66	$0.90	$1.90	$2.01
Earnings from discontinued operations	--	--	--	0.03
Earnings from sale of Healthcare segment	--	--	--	0.87

Total	$0.66	$0.90	$1.90	$2.91

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.65	$0.89	$1.87	$1.98
Earnings from discontinued operations	--	--	--	0.03
Earnings from sale of Healthcare segment	--	--	--	0.86

Total	$0.65	$0.89	$1.87	$2.87

Cash dividends per share of common stock	$0.18	$0.18	$0.54	$0.53

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(Dollars in thousands) Nine Months Ended
	September 30, 2006	October 1, 2005
Cash Flows from Operating Activities
Net earnings	$45,708	$71,478
Depreciation	40,938	42,102
Deferred income taxes	(2,152)	--
Tax benefit from the exercise of stock options	--	3,263
Excess tax benefits from equity compensation	(1,227)	--
Non-cash equity compensation	5,547	478
Non-cash asset impairment charge	6,437	--
Gain on sale of plant and equipment	(639)	(308)
Gain on sale of Healthcare segment	--	(20,075)
Gain on sale of warehouse related to Healthcare segment	--	(1,300)
Change in assets and liabilities
Decrease (Increase) in receivables	7,793	(1,533)
(Increase) Decrease in inventories	(2,929)	9,885
Increase (Decrease) in accounts payable and accrued liabilities	19,657	(17,028)
Net change in other current assets and liabilities	243	(6,095)
Net change in other non-current assets and liabilities	(21,159)	(5,728)

Cash provided from operating activities	98,217	75,139

Cash Flows From Investing Activities
Capital expenditures	(46,757)	(31,989)
Proceeds from the sale of plant and equipment	897	1,097
Proceeds from the sale of Healthcare segment	--	62,392
Proceeds from the sale of warehouse related to Healthcare segment	--	6,753

Cash (used for) provided by investing activities	(45,860)	38,253

Cash Flows From Financing Activities
Repayments of long-term debt	(15,569)	(19,379)
Dividends paid	(13,002)	(12,796)
Proceeds from exercise of stock options, net	11,866	8,690
Repurchase of common stock	(13,350)	(65,571)
Excess tax benefits from equity compensation	1,227	--
Other	(128)	(68)

Cash used for financing activities	(28,956)	(89,124)

Effect of exchange rate changes on cash and cash equivalents	2,370	(15,540)

Net increase in cash	25,771	8,728
Cash and cash equivalents at the beginning of period	148,895	128,353

Cash and cash equivalents at the end of the period	$174,666	$137,081

Cash payments for:
Interest, net of capitalized interest	$3,112	$3,875
Income taxes	8,055	20,755

See accompanying notes to unaudited condensed consolidated financial statements

BANTA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

In the opinion of management, the aforementioned financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 30, 2006. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

2)	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Corporation in the first quarter of 2007. The Corporation is currently evaluating the impact of FIN 48 on the Corporation’s financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires the Corporation to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 requires the Corporation to measure the funded status of a plan as of the date of its fiscal year-end, which is consistent with the Corporation’s current practices. The Corporation is currently evaluating the impact of SFAS No. 158 on the Corporation’s financial results, however based on the funded status of the Corporation’s pension and postretirement plans, the Corporation anticipates that it will record a reduction in Other Comprehensive Income at the end of fiscal 2006.

3)	Divestiture

The Corporation completed the sale of substantially all of the assets of its single-use healthcare products subsidiary, Banta Healthcare Group, Ltd. (“Healthcare”), which previously comprised the entire healthcare segment, on April 12, 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Healthcare up to the point of sale, the gain on the sale of a warehouse in Rialto, CA, related to Healthcare, and the sale of the remaining assets, have been reflected in discontinued operations in the accompanying condensed consolidated statements of earnings. The sale of the warehouse in the first quarter of 2005 resulted in net proceeds of $6.8 million and a gain of $2.1 million ($1.3 million net of related income taxes). The sale of the remaining assets of Healthcare in the second quarter of 2005 generated net proceeds of $62.4 million and a gain of $23.7 million ($20.1 million net of related income taxes). Proceeds resulting in additional gain of $0.1 million were recorded in the fourth quarter of fiscal 2005 upon the finalization of working capital adjustments pending at the end of the third quarter of 2005.

4)	Cash Equivalents and Investments

The Corporation considers all highly liquid investments, with maturities of less than 90 days at the date of purchase, to be cash equivalents.

The Corporation held $4.3 million of non-rated, tax-exempt Wisconsin Industrial Revenue Bonds backed by a letter of credit from a Thompson rated “A” financial institution at September 30, 2006, and December 31, 2005, respectively. The bonds have a 7-day interest rate reset feature and put option. Based on the original maturity of the underlying investments, the Corporation has classified these instruments as long-term “available for sale” investments. It is the current intention of the Corporation to hold these instruments for more than one year.

5)	Inventories

Inventories consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$47,151	$44,541
Work-in-process and finished goods	36,534	36,215

	$83,685	$80,756

6)	Earnings Per Share of Common Stock

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

The weighted average shares used in the computation of earnings per share consist of the following (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic	24,118	24,001	24,049	24,534
Diluted	24,431	24,404	24,444	24,907

7)	Comprehensive Earnings

Comprehensive earnings consist of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net earnings	$15,924	$21,690	$45,708	$71,478
Foreign currency translation
adjustments	57	(459)	3,583	(17,384)

Comprehensive earnings	$15,981	$21,231	$49,291	$54,094

8)	Goodwill

Changes in the carrying amount of goodwill by segment during the nine months ended September 30, 2006 consist of the following (dollars in thousands):

	Print	Supply-chain management	Total
Balance at December 31, 2005	$37,552	$5,966	$43,518
Translation adjustments for goodwill
denominated in foreign currencies	--	419	419

Balance at September 30, 2006	$37,552	$6,385	$43,937

9) Stock-Based Compensation

At September 30, 2006, the Corporation had shares outstanding or available for grant under three stock-based compensation plans – the 2005 Equity Incentive Plan (“2005 Plan”), the Equity Incentive Plan (“1995 Plan”) and the 1991 Stock Option Plan (“1991 Plan”). The 2005 and 1995 Plans provide for the issuance of non-qualified and incentive stock options, stock appreciation rights, and non-vested stock to officers and key employees. The exercise or reference prices for options or stock appreciation rights under such plans may not be less than the fair value of the underlying common stock on the date of the grant. Options granted under the 1991 Plan (which provides for only the grant of stock options) may be exercised up to five years after the date of grant. Options granted under the 2005 and 1995 Plans may be exercised up to 10 years from the date of grant. The 2005 Plan includes automatic grants of stock options to non-employee Directors on an annual basis. The Corporation has historically issued unissued common stock in order to satisfy stock option exercises and intends to do so to satisfy future awards. Non-vested stock awards have been issued from previously acquired treasury shares and the Corporation intends to continue this practice. At September 30, 2006, 3,150,723 shares of the Corporation’s common stock were reserved for future equity incentive awards.

        The following table summarizes stock option activity under the equity incentive plans:

	Options	Price Range	Weighted Average Price
Outstanding at January 3, 2004	2,736,647	$18 - $38	$31
Granted	553,254	$38 - $46	$40
Exercised	(360,832)	$18 - $38	$26
Canceled or expired	(71,831)	$28 - $38	$35

Outstanding at January 1, 2005	2,857,238	$18 - $46	$34
Granted	507,413	$40 - $50	$46
Exercised	(686,671)	$18 - $46	$29
Canceled or expired	(142,410)	$23 - $47	$39

Outstanding at December 31, 2005	2,535,570	$18 - $50	$37
Granted	366,505	$43 - $51	$51
Exercised	(460,809)	$18 - $46	$33
Canceled or expired	(126,653)	$38 - $51	$44

Outstanding at September 30, 2006	2,314,613	$18 - $51	$39

The following table summarizes weighted average information by range of exercise prices for stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$18-$27	202,533	3.5 years	$24	202,533	$24
$28-$34	217,480	5.4 years	$30	217,480	$30
$35-$38	966,100	6.6 years	$37	640,132	$37
$39-$51	928,500	8.7 years	$47	271,410	$45

$18-$51	2,314,613	7.1 years	$39	1,331,555	$35

The options outstanding but not exercisable at September 30, 2006, become exercisable at various times through 2009 in accordance with the vesting schedules of the options. The intrinsic value (defined as the difference between the market price of the underlying common stock and the grant price) of options outstanding at September 30, 2006, was $18,978,000, and the intrinsic value of options exercisable at September 30, 2006, was $16,278,000. During the first nine months of 2006, the aggregate market price of the underlying common stock relating to options that were exercised during the period exceeded the aggregate grant price by $6,848,000.

The special cash dividend described in Note 13 will effect a significant change to the Corporation’s capital structure. Each of the Corporation’s stock-based compensation plans (with the underlying award agreements) includes provisions requiring the Compensation Committee of the Board of Directors to effect an equitable adjustment to the outstanding stock options to prevent dilution or enlargement of the benefits intended under such plan. The equalization calculation will result in an increase in the number of option shares issued and a decrease in the grant price per share in order to maintain the same aggregate intrinsic value and ratio of intrinsic value to market value based on the average market value of the Corporation’s common stock before and after the ex-date of the dividend. Based on this calculation, no additional equity compensation expense will be recorded as a result of the option equalization process. The special cash dividend will not impact the number of shares of non-vested stock outstanding.

The following table summarizes non-vested stock activity under the equity incentive plans:

	Shares	Price Range	Weighted Average Fair Value
Outstanding at January 3, 2004	--	$ --	$ --
Granted	23,988	$38 - $46	$45

Outstanding at January 1, 2005	23,988	$38 - $46	$45
Granted	25,537	$43	$43
Vested	(8,000)	$38 - $46	$45
Forfeited	(3,378)	$43 - $46	$44

Outstanding at December 31, 2005	38,147	$38 - $46	$43
Granted	45,575	$43 - $51	$51
Vested	(15,067)	$38 - $46	$46
Forfeited	(7,091)	$38 - $51	$49

Outstanding at September 30, 2006	61,564	$38 - $51	$48

The intrinsic value of non-vested shares at September 30, 2006, was $2,930,000. The aggregate market price of non-vested shares that vested during the nine-month period ended September 30, 2006, was $751,000.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for grants in the first nine months of 2006, and the full fiscal years of 2005 and 2004, respectively: risk-free interest rates of 4.4%, 3.9% and 3.6%; expected dividend yields of 1.4%, 1.6% and 1.7%; expected option lives of 5.0, 5.0 and 5.3 years; and expected volatility of 20%, 22% and 26%. Based on these assumptions, the weighted average fair value of the options granted at the date of grant in the first nine months of 2006 and the full fiscal years of 2005 and 2004, was $11.34, $10.17 and $9.40, respectively.

Total stock-based compensation expense recognized in the accompanying statements of earnings for the three months ended September 30, 2006 and October 1, 2005, was $1,851,000 ($1,111,000 net of related taxes) and $164,000 ($98,000 net of related taxes), respectively. Stock options and non-vested stock accounted for $1,572,000 ($944,000 net of related taxes) and $279,000 ($167,000 net of related taxes), respectively, of the expense recognized for the three months ended September 30, 2006. The expense recognized for the three months ended October 1, 2005 of $164,000 ($98,000 net of related taxes) was entirely related to non-vested stock.

Total stock-based compensation expense recognized in the accompanying statements of earnings for the nine months ended September 30, 2006 and October 1, 2005, was $5,547,000 ($3,328,000 net of related taxes) and $478,000 ($287,000 net of related taxes), respectively. Stock options and non-vested stock accounted for $4,646,000 ($2,788,000 net of related taxes) and $901,000 ($540,000 net of related taxes), respectively, of the expense recognized for the nine months ended September 30, 2006. The expense recognized for the nine months ended October 1, 2005 of $478,000 ($287,000 net of related taxes) was entirely related to non-vested stock.

As a result of adopting SFAS 123 (R) on January 1, 2006, the Corporation’s earnings from continuing operations before income taxes, earnings from continuing operations and net earnings are $1,572,000, $944,000 and $944,000 lower, respectively, for the three months ended September 30, 2006, and $4,646,000, $2,788,000 and $2,788,000 lower, respectively, for the nine months ended September 30, 2006, than if the Corporation had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share of common stock are $0.04 and $0.04 lower, respectively, for the three months ended September 30, 2006, and $0.12 and $0.11 lower, respectively, for the nine months ended September 30, 2006, than if the Corporation had continued to account for stock-based compensation under APB No. 25. As a result of adopting FAS 123 (R) on January 1, 2006, cash provided from operating activities and cash used for financing activities for the nine months ended September 30, 2006, were $1,227,000 lower and higher, respectively.

Had all stock-based compensation expense been recognized in the three and nine months ended October 1, 2005 based under the fair-value-method at the grant date for awards under the plans, the Corporation’s pro forma net earnings and earnings per share would have been as follows (dollars in thousands, except per share amounts):

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net earnings, as reported	$21,690	$71,478
Add: Stock based compensation expense included in net
earnings, net of related taxes	98	287
Deduct: Stock based compensation expense determined under
fair-value-based method, net of related taxes	(1,173)	(2,977)

Pro forma net earnings	$20,615	$68,788

Earnings per share
As reported:
Basic	$0.90	$2.91

Diluted	$0.89	$2.87

Pro forma:
Basic	$0.86	$2.80

Diluted	$0.84	$2.76

As of September 30, 2006, the Corporation had unrecognized stock-based compensation expense for stock-based awards granted prior to September 30, 2006, of $8.6 million, net of estimated forfeitures. This expense is expected to be recognized as follows (dollars in thousands):

Remainder of 2006	$1,509
2007	4,507
2008	2,417
2009	133

Total	$8,566

10)	Employee Benefit Plans

The Corporation and certain of its unions have two pension plans covering substantially all employees. The plans are non-contributory and benefits are based on an employee’s years of service and earnings. The Corporation also maintains a non-qualified supplemental retirement plan, which is not funded. In October 2006 the Corporation funded a trust which will hold restricted cash available to cover payments to certain retired and active employees of the Corporation (Note 16). In the event of a change in control, payments to participants in the supplemental retirement plan will be made from this trust. The disclosures for this plan for all periods presented are combined with the pension plans. The Corporation makes contributions to the pension plans each year in an amount that is at least equal to the minimum required contributions as defined by the Employee Retirement Income Security Act of 1974.

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

Net periodic pension and postretirement benefit costs for the Corporation-sponsored plans were as follows (dollars in thousands):

	Pension Benefits
	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost-benefits earned during the year	$2,906	$2,584	$8,498	$7,712
Interest cost on projected benefit obligation	3,030	2,712	8,872	8,062
Expected return on plan assets	(4,095)	(3,387)	(11,995)	(10,170)
Amortization of prior service cost	9	3	13	6
Amortization of net loss	704	396	1,906	1,100

Net pension expense	$2,554	$2,308	$7,294	$6,710

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost-benefits earned during the year	$24	$96	$258	$318
Interest cost on projected benefit obligation	29	99	253	320
Amortization of prior service cost	(682)	--	(682)	--
Amortization of transition obligation	(468)	52	(364)	156
Amortization of net gain (loss)	673	(129)	461	(343)
Curtailment gain	(2,458)	--	(2,458)	--

Net postretirement benefits expense	$(2,882)	$118	$(2,532)	$451

The Corporation made contributions to one of its qualified pension plans of $10 million and $9.7 million during the first and third quarters of 2006, respectively, and currently expects to make no further contributions to its qualified pension plans during the remainder of 2006. A contribution of $775,000 is expected to be made in 2006 as benefit payments to retired participants under the supplemental retirement plan. A contribution of $254,000 is expected to be made in 2006 as benefit payments to retirees under the postretirement healthcare plan.

During the third quarter of 2006, the Corporation amended certain postretirement healthcare plan provisions related to eligibility to receive benefits under the postretirement healthcare plan. The changes resulted in a negative plan amendment of $1,583,000 that will be amortized to income over future periods and a curtailment gain of $2,458,000 that was recognized in the third quarter of 2006 in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Based on the original recognition of the service cost attributable to the curtailment gain, approximately half of the gain was recognized as a reduction of cost of goods sold and the remaining half as a reduction of selling and administrative expenses in the accompanying condensed consolidated statements of earnings.

11)	Repurchase of Common Stock

In February 2005, the Board of Directors approved a $150 million share repurchase program, which replaced the Corporation’s previous program. As of December 31, 2005, the Corporation had purchased 1,458,500 shares of its common stock under this authority at an aggregate cost of $65,571,000.

During the quarter ended September 30, 2006, the Corporation did not purchase any shares of outstanding common stock under the repurchase program. During the nine months ended September 30, 2006, the Corporation purchased 272,600 shares under the repurchase program at an aggregate cost of $13,350,000.

The shares of common stock held in treasury may be reissued pursuant to the Corporation’s equity incentive plans, or for other purposes. As of September 30, 2006, the Corporation had authority to repurchase up to an additional $71,079,000 in common stock under the current share repurchase program.

12)	Restructuring Charge and Asset Impairment Charge

During the third quarter of 2006, the Corporation announced business improvement initiatives involving consolidation of its five print sector groups into two, along with the closure or sale of five operating locations within the print sector. Implementation of the plan began in the third quarter, and is expected to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. Implementation of the plan is expected to result in pre-tax restructuring charges of $3 million in 2006 and $19 million in 2007. During the quarter ended September 30, 2006, the Corporation incurred $961,000 in pre-tax restructuring charges relating to this plan. The majority of the remaining charges are expected to be recorded in the fourth quarter of 2006 and throughout 2007. The restructuring costs (based on the high end of the range) are projected as follows: employees’ severance and benefits, $13 million; facility costs including lease terminations, $4 million; potential impairment of assets in the supply-chain management segment of $3 million and other related costs of $2 million. Assets in two locations in the supply chain management segment will be evaluated in 2007 as transition plans for these sites are completed. At this time management has not specifically identified any assets that will either be sold or disposed of in these locations, and accordingly has not recorded an asset impairment charge in the third quarter of 2006.

The reconciliation of the beginning and ending restructuring reserves as of September 30, 2006 are as follows (dollars in thousands):

	Balance at December 31, 2005	Charges/ Additions	Payments/ Reductions	Balance at September 30, 2006
Employee severance and
benefits liabilities	$ --	$961	$136	$825

Total	$ --	$961	$136	$825

Approximately $8.5 million of the restructuring charges are expected to be incurred by the print segment, with $961,000 incurred in the third quarter of 2006. The remaining $13.5 million of these expenses are expected to be incurred by the supply-chain management segment, for which no costs were incurred in the third quarter of 2006.

During the third quarter of 2006 the Corporation determined that previously capitalized software development costs of $6.4 million related to internal administration systems would not be usable in future implementations. Because this asset will not be placed into service, this asset was considered impaired and the Corporation wrote off this asset in the third quarter of 2006.

13)	Special Cash Dividend

On September 14, 2006, the Corporation announced that its Board of Directors declared a special cash dividend of $16.00 per share. The dividend is payable November 21, 2006, to shareholders of record on November 10, 2006. Due to the size of the special cash dividend, the New York Stock Exchange has determined that the ex-dividend date will be November 22, 2006, the business day following the dividend’s payment date of November 21, 2006. Therefore, Banta shareholders of record on the November 10, 2006 record date who subsequently sell their shares of common stock through the payment date for the special dividend will also be selling their right to receive the dividend. This dividend is in addition to the Corporation’s regular quarterly dividend of 18 cents per common share that was paid on November 1, 2006, to shareholders of record on October 20, 2006. The special cash dividend is expected to be approximately $389 million and has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2006.

The Corporation intends to finance the special cash dividend through a combination of cash on hand and committed debt financing. The Corporation has secured financing commitments from UBS Securities LLC for $465 million of new debt financing. The Corporation expects to pay approximately $56 million in the fourth quarter of 2006 to refinance existing long- term debt, including potential charges related to prepayment obligations.

The Corporation received a waiver of the current ratio requirement contained in the Note Purchase Agreement of its 6.81% notes due November 2010, absent which the classification of the special cash dividend as a current liability upon declaration would have resulted in violation of such requirement. As noted above, it is the Corporation’s intention to refinance this agreement with the proceeds from the committed financing from UBS Securities LLC.

14)	Income Taxes

The effective tax rate related to the Corporation’s continuing operations was 26.6% for the third quarter of 2006 and 28.5% for the third quarter of 2005. The reduction in the effective tax rate resulted primarily from the impact of the restructuring and asset impairment discussed in Note 11 on the proportion of income derived from lower taxed jurisdictions. The effective tax rate related to the Corporation’s continuing operations was 22.6% for the nine months ended September 30, 2006 and 30.5% for the nine months ended October 1, 2005. The reduction in the effective tax rates is attributable to the aforementioned restructuring and asset impairment charges and from the reversal of certain tax contingency reserves related to the Corporation’s operations in Singapore which are no longer required that was recognized in the second quarter of 2006. These tax contingency reserves related to tax incentives granted by the Inland Revenue Authority of Singapore (“IRAS”) for tax years 2000 through 2005, based on the attainment of certain defined measures. Attainment of these measures was not assured until the end of the incentive period and required confirmation from IRAS. Accordingly, the Corporation provided tax contingency reserves for these incentives. In the second quarter of 2006, the Corporation received final approval of qualification for the tax incentives from the IRAS and appropriately reversed the tax contingency of $3.7 million associated with these incentives.

15)	Segment Information

The Corporation operates in two business segments, printing and supply-chain management. Summarized segment data for the three and nine months ended September 30, 2006 and October 1, 2005 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenue
Printing	$271,090	$283,761	$805,444	$815,445
Supply-chain management	111,299	97,338	321,948	317,991

Total	$382,389	$381,099	$1,127,392	$1,133,436

Earnings from Operations
Printing	$23,888	$26,160	$54,476	$59,596
Supply-chain management	10,275	11,085	32,088	34,606

Total	$34,163	$37,245	$86,564	$94,202

The following table presents a reconciliation of segment earnings from operations to the totals contained in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and October 1, 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Reportable segment earnings from operations	$34,163	$37,245	$86,564	$94,202
Corporate expenses (not allocated to segments)	(13,093)	(6,510)	(28,215)	(22,076)
Interest expense	(1,085)	(1,150)	(3,604)	(4,247)
Interest income	1,956	757	5,025	2,417
Other income (expense), net	(247)	(6)	(742)	791

Earnings from continuing operations
before income taxes	$21,694	$30,336	$59,028	$71,087

16)	Subsequent Events

In October 2006, the Corporation announced that an unsolicited proposal from a third party to acquire the Corporation had automatically triggered a requirement to fund a trust to hold restricted cash available to cover payments, both immediate and long-term, due to certain retired and active employees of the Corporation. The trust was originally adopted by the Board of Directors of the Corporation in 1991. Approximately $100 million was used to fund the trust in the fourth quarter of 2006. In the event that a change of control does not occur within the six-month time period provided under the trust, the trust assets will be released by the trustee and returned to the control of the Corporation.

On October 31, 2006, the Corporation announced that a definitive agreement had been signed with RR Donnelley & Sons Company and an acquisition subsidiary thereof (Donnelley) under which Donnelley would acquire the Corporation via a merger. The all-cash deal provides for a purchase price of $52.50 per share, prior to the payment of the $16.00 per share special cash dividend payable on November 21, 2006. Due to the size of the special cash dividend, the New York Stock Exchange has determined that the ex-dividend date will be November 22, 2006, the business day following the dividend’s payment date of November 21, 2006. Therefore, Banta shareholders of record on the November 10, 2006 record date who subsequently sell their shares of common stock through the payment date for the special dividend will also be selling their right to receive the dividend. The agreement has been approved by the Board of Directors of the parties to the merger and the merger is currently expected to close in the first quarter of 2007. The completion of the merger is conditioned on the approval of the agreement by the holders of at least two-thirds of the voting power of the Corporation’s outstanding common stock and other customary closing conditions. The merger agreement places some restrictions on the Corporation during the period until the close, including the share repurchase program described in Note 11.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2006 COMPARED TO 2005

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
Critical Accounting Policies
Forward Looking Statements

Overview

The Corporation operates in two business segments, printing and supply-chain management. The Corporation’s printing segment provides a comprehensive combination of printing, binding and digital imaging solutions to leading publishers and direct marketers. Activities in this segment include printing and value-added services related to books, catalogs, publications, direct marketing materials and educational materials. This segment also provides literature management and e-business solutions. The Corporation’s global supply-chain management segment provides a wide range of outsourcing capabilities, primarily to many of the world’s largest technology companies. Activities in this segment range from materials sourcing, product configuration and customized kitting, to order fulfillment and global distribution.

In July 2006 the Corporation announced a reorganization of the five operating units of the printing segment into two divisions. In September 2006 the Corporation announced further strategic initiatives to strengthen its business, position the Corporation for growth and create value for shareholders. The reorganization and strategic initiatives are expected to generate savings of approximately $27 million in 2007 and $35 million in 2008. In order to achieve these benefits, the Corporation will incur approximately $3 million of pre-tax charges in 2006 and $19 million of pre-tax charges in 2007. These actions have resulted in a third quarter 2006 charge of approximately $1.0 million, related to employee severance costs. In addition, the Corporation incurred an asset impairment charge of $6.4 million as discussed in Note 12 to the condensed consolidated financial statements.

On October 31, 2006, the Corporation announced that a definitive agreement had been signed with RR Donnelley & Sons Company and an acquisition subsidiary thereof (Donnelley) under which Donnelley would acquire the Corporation via a merger. The all-cash deal provides for a purchase price of $52.50 per share, prior to the payment of the $16.00 per share special cash dividend payable on November 21, 2006. The agreement has been approved by the Board of Directors of the parties to the merger and the merger is currently expected to close in the first quarter of 2007. The completion of the merger is conditioned on the approval of the agreement by the holders of at least two-thirds of the voting power of the Corporation’s outstanding common stock and other customary closing conditions. The merger agreement places some restrictions on the Corporation during the period until the close, including the share repurchase program described in Note 11.

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

Results of Continuing Operations and Related Information

Summary

The Corporation’s revenue for the third quarter of 2006 increased 0.3% to $382.4 from $381.1 million in the third quarter of the prior year. Revenue for the third quarter of 2006 decreased in the printing segment while revenue in the supply-chain management segment increased when compared with the third quarter in the prior year. Third quarter earnings from continuing operations for 2006 of $15.9 million were 26.6% lower than in the same period last year. Special charges in the third quarter of 2006 accounted for 20.5 percentage points of the overall 26.6 percentage point decline. Diluted earnings per share from continuing operations for the second quarter were 65 cents compared with 89 cents in the prior year period. Net earnings from continuing operations for the third quarter of 2006 included $1,572,000 of expense ($944,000 net of related taxes) related to the recognition of stock-based incentive compensation expense under SFAS No. 123 (R), “Shared-Based Payment” (see Note 9 to the Condensed Consolidated Financial Statements). Non-vested stock was expensed in both periods; totaling $279,000 ($167,000 net of related taxes) for the three months ended September 30, 2006 and $164,000 ($98,000 net of related taxes) for the three months ended October 1, 2005.

Revenue from continuing operations

Revenue from continuing operations for the quarter by segment is shown below (dollars in thousands):

	Three Months Ended			Nine Months Ended
Segment	September 30, 2006	October 1, 2005	Change %	September 30, 2006	October 1, 2005	Change %
Print	$271,090	$283,761	-4.5%	$805,444	$815,445	-1.2%
Supply-chain
management	111,299	97,338	+14.3%	321,948	317,991	+1.2%
Total	$382,389	$381,099	+0.3%	$1,127,392	$1,133,436	-0.5%

Print revenue for the third quarter of 2006 decreased 4.5% from the comparable quarter in the prior year. Key issues related to revenue for the third quarter of 2006 in this segment were:

•	Rising paper prices increased revenue approximately $2.1 million in the third quarter of 2006 compared to the prior year period. Average paper prices were approximately 2% higher than in the third quarter of the prior year. These increases are generally passed on to the customer.
•	Revenue in the Book operating unit was down 5% compared with the prior year third quarter. This reduction was primarily the result of some customers sourcing certain educational materials from printers in lower-cost countries, as well as the decision by one large educational publisher to transition the packaging of certain materials to an internal facility. This decrease was partially offset by higher paper prices, which increased revenue approximately 2 percentage points.
•	Revenue for the Literature Management operating unit increased 24% compared with the third quarter of 2005. The strong revenue growth was the result of increased promotional activity from several existing key customers and new customers in both print and fulfillment.
•	Revenue in the Catalog operating unit decreased 20% for the third quarter of 2006 compared with the prior year third quarter. This reduction was primarily the result of decreased customer volumes (from both reductions in page count per catalog and reduced quantities per print run), and a shift to more print work using customer provided paper, which combined to decrease revenue approximately 21 percentage points from the prior year third quarter. Increased market pricing partially offset the reduction in volumes by 1 percentage point over the comparable period in the prior year.
•	The Publications operating unit revenue was comparable with the prior year third quarter. Revenue increases from higher volumes of commercial printing and the opening of a new comail facility were offset by external market pricing pressure.
•	Direct Marketing operating unit revenue was comparable to the prior year period. Increased volume was offset by a slight mix shift to activities with lower value-added content and external pricing pressures.

Printing revenue for the first nine months of 2006 decreased 1.2% compared with the first nine months of 2005. The growth experienced in the Literature Management operating unit and increased paper pricing were offset by volume declines and decreased market pricing for printing in the first nine months of 2006 compared with the same period in 2005.

Revenue for the supply-chain management segment increased 14.3% in the third quarter of 2006 compared with the third quarter of 2005. Approximately 1% of the increase ($1.1 million) resulted from favorable changes in foreign currency exchange rates. The remainder of the increase in revenue was the result of increased volumes related to technology and healthcare products which more than offset the negotiated price reductions to several major customers and continued reduction in the content requirements for certain products.

For the first nine months of 2006, net revenue for the supply-chain management segment was 1.2% higher than for the first nine months of 2005. The volume gains realized in the third quarter more than offset the soft demand, content erosion and pricing concessions experienced in the first half of 2006. In addition, unfavorable changes in currency exchange rates for the first nine months of 2006 reduced revenue by approximately $3.5 million compared with the first nine months of 2005.

The Corporation has a contract with Hewlett-Packard Company in the supply-chain management segment that runs through 2006, subject to one-year extensions pursuant to an evergreen provision. Pursuant to this evergreen clause, the contract was extended through 2006. Revenue from Hewlett-Packard Company under this agreement totaled approximately $135 million in 2005. Revenue in 2006 is expected to decline modestly from 2005 levels, based on pricing concessions and content erosion. On September 14, 2006, the Corporation announced that it has executed a letter of intent with Hewlett-Packard for a new five-year relationship beginning January 1, 2007. The new five-year relationship remains subject to the negotiation of a mutually acceptable definitive agreement. The loss or the modification of the Hewlett-Packard relationship could have a material adverse impact on the Corporation’s financial results.

Operating earnings from continuing operations (operating earnings)

Operating earnings from continuing operations (operating earnings) were $21.1 million in the third quarter of 2006, a decrease of 31.4% from $30.7 million in the prior year third quarter. Operating earnings as a percentage of revenue were 5.5% for the third quarter of 2006, down from 8.1% in the comparable prior year period. Approximately 24 percentage points of the decrease from the prior year was the result of special charges of $7.4 million recorded in the third quarter of 2006. During the third quarter of 2006, the Corporation determined that previously capitalized development costs of approximately $6.4 million related to internal administration systems would not be usable in future implementations. Because this asset will not be placed in service, this asset was considered impaired and the Corporation wrote off this asset in the third quarter of 2006. The remainder of the special charges in the third quarter related to employee severance and benefits costs associated with the implementation of the Corporation’s cost savings initiatives. Changes in operating earnings as a percentage of revenue are discussed below by segment.

Segment operating margins were as follows for the third quarter:

Segment	September 30, 2006	October 1, 2005
Printing	8.8%	9.2%
Supply-chain management	9.2%	11.4%

Operating margins for the printing segment of 8.8% in the third quarter of 2006 were 0.4% lower than in the third quarter of 2005. Equity-based incentive compensation expense, which totaled $926,000 ($556,000 net of related taxes) and negative price pressures in several operating units were partially offset by the impact of the curtailment gain related to the amendment of the postretirement healthcare plan (see Note 10 to the Condensed Consolidated Financial Statements) and cost savings realized from the initiatives announced in the third quarter.

Print segment operating margins for the first nine months of 2006 declined to 6.8% from 7.3% in the first nine months of 2005. The decrease was primarily the result of the recognition of equity-based incentive compensation expense, the second quarter 2006 bad-debt expense and market pricing pressures as discussed above which were partially offset by the curtailment gain related to the amendment of the postretirement healthcare plan and cost savings initiatives.

The principal raw material used by the Corporation in the printing segment is paper. Average paper prices in the third quarter of 2006 were approximately 2% higher than prices in the third quarter of 2005. The cost of paper is generally passed on to customers and has no significant impact on operating earnings.

Operating margins for the supply-chain management segment decreased to 9.2% in the third quarter of 2006 from 11.4% in the prior year quarter. Approximately one-tenth of the decrease in operating margins in the segment was due to the recognition of equity-based incentive compensation expense, which totaled $241,000 ($145,000 net of related taxes). The remaining decrease was primarily the result of content erosion and negotiated price reductions to several major customers.

Operating margins for the first nine months in the supply-chain management segment decreased to 10.0% from 10.9% in the comparable period in the prior year due to the recognition of equity-based incentive compensation expense, content erosion and the price reductions discussed above. Operating margins in this segment continue to be at a level which may be higher than can be sustained long-term, and are likely to decrease in the future based on the expectation of a lesser proportion of value-added content in the product mix and continued pricing pressure from existing and new customers.

Geographic analysis of revenue and earnings from operations

Revenue and earnings from operations (excluding unallocated corporate expenses) by geographic area for the three and nine months ended September 30, 2006 and October 1, 2005 are presented below (dollars in thousands). Virtually all revenue for the printing segment was from customers in the United States. Revenue in the supply-chain management segment was from customers in the United States, Europe and Asia.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenue
United States	$311,682	$309,116	$910,507	$901,821
Non-United States	70,707	71,983	216,885	231,615

Total	$382,389	$381,099	$1,127,392	$1,133,436

Earnings from operations
United States	$28,069	$28,127	$64,248	$70,305
Non-United States	6,815	9,118	23,037	23,897

Total	$34,884	$37,245	$87,285	$94,202

Revenue in the United States increased 1% in the third quarter of 2006 compared with the same period in 2005. This increase was primarily the result of increased volumes in the supply-chain management segment which more than offset the decreased volumes and competitive pricing factors experienced by the print segment as described above. For the nine months ended September 30, 2006, revenue in the United States also increased 1% over the comparable period in the prior year. The volume and pricing factors discussed above for the first nine months were more than offset by increased volume and higher paper pricing when compared to the prior year. Non-United States revenue decreased 2% in the third quarter and 6% in the first nine months of 2006 from the comparable periods in the prior year. These decreases were the result of currency impacts, content reduction and pricing concessions described above for results of the supply-chain management segment.

Operating earnings in the United States were essentially flat in the third quarter and 9% lower in the first nine months of 2006 compared with the respective prior year periods. The curtailment gain related to the amendment of the postretirement healthcare plan and cost savings programs initiated in the third quarter offset the recognition of equity-based incentive compensation expense. The decrease for the first nine months was primarily the result of the recognition of equity-based compensation expense, bad-debt expense in the second quarter of 2006 related to a specific customer, a mix shift to lower value-added content in certain supply-chain management locations and the third quarter factors described above for the print and supply-chain management segments. Non-United States operating earnings decreased by approximately 25% in the third quarter and 4% in the first nine months of 2006 when compared with the prior year periods. The decrease in both the third quarter and first nine months was primarily the result of the annual pricing concessions, content erosion and lower demand from customers outside the United States.

Interest Expense, Interest Income and Other Income (Expense)

Interest expense for the third quarter of 2006 was $1.1 million, 6% lower than interest expense of $1.2 million in the comparable period in the prior year. Interest expense for the nine-month period ended September 30, 2006 was $3.6 million, a reduction of 15% from the prior year first half. The reduction in interest expense for both the third quarter and the first nine months of 2006 was the result of scheduled repayments of long-term debt and new borrowings in the supply-chain management segment with more favorable interest rates. Total long-term debt at September 30, 2006 of $70.9 million was 3% more than the $68.5 million of total long-term debt outstanding at the end of the third quarter of 2005. This increase was related to the $24.2 million of long-term borrowings at locations outside the United States in 2005 related to the repatriation of foreign earnings, reduced by scheduled repayments of long-term debt. Essentially all of the Corporation’s long-term debt is at fixed interest rates. As a result, changes in market interest rates have not significantly impacted the Corporation’s interest expense.

Interest income increased $1.2 million to $2.0 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005. For the nine months ended September 30, 2006, interest income of $5.0 million was $2.6 million higher than the prior year period. The increase in interest income in both the third quarter and first nine months of 2006 was the result of the Corporation’s movement of some of its cash reserves to higher-yield investments as well as to rising short-term interest rates.

Other expense of $0.2 million in the third quarter of 2006 was a $0.2 million increase from the comparable period in the prior year. Other expense for the nine month period ended September 30, 2006 was $0.7 million, an increase in expense of $1.5 million from the $0.8 million of other income in the prior year period. Other expense in the third quarter and first nine months of 2006 was due primarily to losses on foreign currency transactions. Other income in the prior year nine-month period resulted primarily from gains on foreign currency transactions and the sale of fixed assets.

Provision for Income Taxes

The effective tax rate related to the Corporation’s continuing operations was 26.6% for the third quarter of 2006 and 28.5% for the third quarter of 2005. The reduction in the effective tax rate resulted primarily from the impact of the restructuring and asset impairment discussed in Note 12 on the proportion of income derived from lower taxed jurisdictions. The effective tax rate related to the Corporation’s continuing operations was 22.6% for the nine months ended September 30, 2006 and 30.5% for the nine months ended October 1, 2005. The reduction in the effective tax rates was attributable to the aforementioned restructuring and asset impairment charges and from the reversal of certain tax contingency reserves related to the Corporation’s operations in Singapore which are no longer required. These tax contingency reserves related to tax incentives granted by the Inland Revenue Authority of Singapore (“IRAS”) for tax years 2000 through 2005, based on the attainment of certain defined measures. Attainment of these measures was not assured until the end of the incentive period and required confirmation from IRAS. Accordingly, the Corporation provided tax contingency reserves for these incentives. In the second quarter of 2006, the Corporation received final approval of qualification for the tax incentives from the IRAS and appropriately reversed the tax contingency of $3.7 million associated with these incentives.

The Corporation anticipates the effective tax rate for the full year 2006 will be 24.0% to 26.0%, lower than the full year 2005 rate exclusive of the provision recorded in the fourth quarter of 2005 for earnings repatriated under the American Jobs Creation Act of 2004, as discussed in the Corporation’s 2005 Annual Report on Form 10-K. The expected reduction in the effective tax rate for 2006 from the rate in 2005 is attributable to the aforementioned restructuring and asset impairment charges and from the reversal of certain tax contingency reserves related to the Corporation’s operations in Singapore which are no longer required. The Corporation’s effective tax rate is less than the statutory United States federal rate of 35.0% due to the proportion of foreign earnings generated by the supply-chain management segment, which has extensive operations in countries whose tax rates are more favorable than the rates in the United States.

The Banta Corporation Incentive Savings Plan and the Banta Hourly 401(k) Plan were amended on November 1, 2006 to implement a stock ownership plan as a component of each plan. This amendment will enable the Corporation to be eligible for certain dividend deduction provisions of the Internal Revenue Code. Based on this amendment, the Corporation expects to deduct a portion of the special dividend payable November 21, 2006. This amendment and resulting deduction will result in a reduction to the effective tax rate in the fourth quarter of 2006; the final impact of this amendment is currently being evaluated and has not yet been incorporated in the full year 2006 estimated effective tax rate discussed above.

Earnings from Continuing Operations

Earnings from continuing operations for the second quarter of 2006 were $15.9 million, a 26.6% decrease from the same period last year. Earnings from continuing operations were negatively impacted by the asset impairment charge, special charges related to the cost savings initiatives begun in the third quarter as well as the reductions in operating earnings in the operating units described above. Earnings from continuing operations were positively impacted by the curtailment gain from the amendment of the postretirement healthcare plan. Diluted earnings per share from continuing operations for the second quarter were 65 cents compared with 89 cents in the third quarter of 2005. Diluted earnings per share were negatively impacted by the same factors that affected earnings from continuing operations.

Earnings from continuing operations for the nine months ended September 30, 2006 were $45.7 million, a decrease of 7.5% from the same period last year. Diluted earnings per share from continuing operations for the same period were $1.87 compared with $1.98 in the comparable period in the prior year. These decreases were the result of the issues discussed above for the third quarter and full year 2006 results. Offsetting the decreases in the third quarter and the nine month period were the reversal of a tax reserve in the second quarter, the curtailment gain related to the amendment of the postretirement healthcare plan in the third quarter and the benefit of approximately 463,000 fewer average diluted shares outstanding in the first nine months of 2006 compared with the prior year period, the result of share repurchases in 2005 and the first six months of 2006.

Liquidity and Capital Resources

On September 30, 2006, the Corporation had cash and cash equivalents of $175 million. The change in cash and cash equivalents for the periods ended September 30, 2006 and October 1, 2005 was as follows:

Dollars in thousands	September 30, 2006	October 1, 2005
Cash and cash equivalents at beginning of period	$148,895	$128,353
Cash provided by operating activities	98,217	75,139
Cash (used for) provided by investing activities	(45,860)	38,253
Cash used for financing activities	(28,956)	(89,124)
Effect of exchange rate changes on cash and cash equivalents	2,370	(15,540)

Net increase in cash and cash equivalents	25,771	8,728

Cash and cash equivalents at end of period	$174,666	$137,081

Operating Activities

Cash generated from operating activities for the nine months ended September 30, 2006 was $98.2 million compared with $75.1 million in the prior year period, an increase of 31%. The increase in cash from operating activities was driven by the collection of accounts receivable and an increase in accounts payable from the end of 2005, partially offset by the payment of incentive compensation accruals from the fourth quarter of 2005 and $20 million in contributions to the qualified pension plan made in the first nine months of 2006. Included in the cash flows from operating activities in 2005 were the cash flows from the discontinued Healthcare segment. Cash flows from operating activities related to the discontinued Healthcare segment through April 12, 2005 were approximately $4.5 million. The Corporation anticipates that the absence of these cash flows from the discontinued Healthcare segment will not have a materially adverse impact on future liquidity and capital resources.

Investing Activities

Investing activities in the first nine months of 2006 used $45.9 million of cash compared with providing $38.3 million of cash in the comparable period in the prior year. Proceeds from the sale of the Healthcare segment and related assets in the first nine months of 2005 were $69.1 million. The remaining change in cash used for investing activities results from capital expenditures, which were $14.8 million higher than the $32.0 million in the first nine months of 2005. The Corporation is committed to maintaining modern, safe and efficient plants and to providing customers with enhanced supply-chain management as well as new printing and digital imaging technologies.

Financing Activities

Cash used for financing activities in the first nine months of 2006 reflected repayments of long-term debt, share repurchases and payment of dividends to shareholders, partially offset by proceeds from stock option exercises. The Corporation used cash to repurchase shares in the amount of $65.6 million in the nine months ended October 1, 2005, compared with $13.4 million in the same period of 2006.

The Corporation has in effect a stock repurchase program pursuant to which it may repurchase shares of its common stock on the open market or in privately negotiated transactions from time to time. During the first nine months of 2006, the Corporation purchased 272,600 shares of common stock under the repurchase program at an aggregate cost of $13.4 million. The 2006 share repurchases were financed by cash provided by operating activities. As of September 30, 2006, the Corporation had authority to repurchase up to an additional $71.1 million in common stock under the current share repurchase program.

Management believes the Corporation’s financial condition is strong and that its ability to generate cash from operations and its ability to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of regular quarterly dividends and other investments for the foreseeable future.

On September 14, 2006, the Corporation announced that its Board of Directors declared a special cash dividend of $16.00 per share. The dividend is payable November 21, 2006, to shareholders of record on November 10, 2006. Due to the size of the special cash dividend, the New York Stock Exchange has determined that the ex-dividend date will be November 22, 2006, the business day following the dividend’s payment date of November 21, 2006. Therefore, Banta shareholders of record on the November 10, 2006 record date who subsequently sell their shares of common stock through the payment date for the special dividend will also be selling their right to receive the dividend. This dividend is in addition to the Company’s regular quarterly dividend of 18 cents per common share that was paid November 1, 2006, to shareholders of record on October 20, 2006. The special cash dividend is expected to be approximately $389 million and has been recorded as a current liability in the accompanying condensed consolidated balance sheets at the end of the third quarter.

The Corporation intends to finance the special cash dividend through a combination of cash on hand and committed debt financing. As part of the process, the Corporation has secured financing commitments from UBS Securities LLC for $465 million of new debt financing. In connection with this financing, the Corporation expects to pay approximately $56 million in the fourth quarter of 2006 to refinance existing long- term debt, including potential charges related to prepayment obligations.

In October 2006, the Corporation announced that an unsolicited proposal from a third party to acquire the Corporation had automatically triggered a requirement to fund a trust to hold restricted cash available to cover payments, both immediate and long-term, due to certain retired and active employees of the Corporation. The trust was originally adopted by the Board of Directors of the Corporation in 1991. Approximately $100 million has been used to fund the trust in the fourth quarter. In the event that a change of control does not occur within the six-month time period provided under the trust, the trust assets will be released by the trustee and returned to the control of the Corporation.

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

The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition. The Corporation provides printing solutions to publishers and direct marketers; and supply-chain management solutions, primarily to companies in the technology and medical device industries. The Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues.

Revenue in the print segment is recognized when the printed item is delivered to the customer and the earnings process is complete. Revenue in the supply-chain management segment is recognized when the tangible item is completed and delivered according to the customer’s specifications. Revenue in the supply-chain management segment is recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Each major contract is evaluated based on various criteria, with management judgment required to assess the importance of each criterion in reaching the final decision. In general, revenue is recognized on a gross basis if the Corporation has latitude in establishing component vendors and pricing, is the primary obligor in the arrangement, bears all credit risk and bears risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria are recognized on a net basis, recording only the portion that is related to assembly, kitting, distribution and fulfillment processes provided directly by the Corporation.

Revenue from services is less than ten percent of revenue for the Corporation for each of the periods presented. Services revenue is recognized when the service is performed.

The Corporation records shipping and handling fees billed to customers as revenue, and records the related costs as cost of printing and supply-chain, when incurred.

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

Forward-Looking Statements

This document includes forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, unanticipated issues associated with the completion of the merger with RR Donnelley & Sons Company, the impact of the announcement of the merger on the Corporation’s ability to retain key employees and win new business, unanticipated difficulties in achieving expected cost savings through restructuring actions of the corporation’s cost improvement initiatives, unanticipated and/or yet-to-be determined restructuring costs to be incurred in future periods, unanticipated issues associated with the corporation’s review of it’s options to further maximize shareholder value, the corporation’s ability to implement successfully it’s strategic growth initiatives, unanticipated issues associated with completing the corporation’s previously announced proposed acquisition in China, changes in customers’ order patterns or demand for the Corporation’s products and services, pricing pressures imposed by competitive factors and the Corporation’s customers, changes in raw material costs and availability, unanticipated changes in sourcing of raw materials (including paper) by customers, unanticipated changes in operating expenses, unanticipated production difficulties, including without limitation issues associated with the closing of facilities and the movement of work, unanticipated issues associated with the Corporation’s non-U.S. operations, changes in the pattern of outsourcing supply-chain management functions by customers, unanticipated acquisition or loss of significant customer contracts or relationships, including any unanticipated issues relating to entering into a new contract with Hewlett-Packard on substantially the terms set forth in the previously announced letter of intent, as well as unanticipated issues associated with achieving the expected levels of revenue under a new Hewlett-Packard contract, unanticipated difficulties and costs associated with the design and implementation of new administrative systems, the impact of any acquisition or divestiture effected by the Corporation, the ability of the Corporation to effect the previously announced new debt financings, unanticipated costs or other issues associated with proposals made with respect to a business combination transaction involving the corporation, unanticipated issues or costs associated with increased leverage on the corporation’s balance sheet, changes in the Corporation’s effective income tax rate, unanticipated swings in foreign currency exchange rates, unanticipated changes in the pattern of sourcing printed material in low cost countries by customers, any unanticipated weakening of the economy and other risks described under the Item 1A “Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 as supplemented by Item 1A of Part II of this Quarterly Report on Form 10-Q. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Corporation’s risk factors from those disclosed in the 2005 Annual Report on Form 10-K, except for the addition of the new risk factors disclosed below.

We have entered into a merger agreement to be acquired by R.R. Donnelley & Sons Company. Failure to complete the merger could negatively impact the price of our common stock in the market and have short-term performance implications for our company. The public announcement of the merger agreement may negatively impact our ability to retain key employees or obtain new business.

On October 31, 2006, we entered into a merger agreement to be acquired by R.R. Donnelley & Sons Company. The completion of the transaction is subject to various conditions, including approval by our shareholders and regulatory approvals. Failure to satisfy these conditions in a timely basis could result in the termination of the merger agreement which, in turn, could negatively impact the price of our common stock in the market and have short-term performance implications for our company. In addition, the public announcement of the execution of the merger agreement may, due to the resulting uncertainty with respect to our future, make it more difficult for us to retain our key employees and/or secure additional business from existing or new customers.

We are in the process of securing new debt financing to allow us to pay a $16 per share special cash dividend. Failure to obtain the financing could have a material adverse effect on our liquidity and financial condition. Assuming we successfully obtain financing, we will incur new substantial debt to pay the special dividend.

On September 13, 2006, our Board declared a special cash dividend of $16 per share payable on November 21, 2006 to shareholders of record as of November 10, 2006. In connection with the declaration of the special dividend, we obtained a financial commitment of up to $465 million to fund the special dividend. Any failure to consummate the financing contemplated by the commitment would impair our ability to pay the special dividend on the payment date which, in turn, would negatively impact our financial condition and liquidity. In addition, assuming the financing is finalized and the special dividend is paid, we will incur substantial debt. In the event of a downturn in our business, this additional leverage could impact our financial flexibility or otherwise have a material adverse effect on our future liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Corporation did not repurchase any shares of outstanding common stock under its share repurchase program. The share repurchase program was approved in February 2005 and authorizes the repurchase of shares with an aggregate value of up to $150 million. The share repurchase program does not have an expiration date. As of September 30, 2006, the Corporation had authority to repurchase up to an additional $71,079,000 in common stock under the current share repurchase program.

In addition, during the three months ended September 30, 2006, 256 shares at a cost of $10,645 were tendered by and reacquired from employees to satisfy tax-withholding requirements in connection with the vesting of non-vested stock, and 6,178 shares valued at $261,366 were returned to treasury due to employee forfeitures of non-vested stock.

Item 6. Exhibits

(a)	Exhibits –

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of Banta Corporation’s Current Report on Form 8-K/A dated November 2, 2006).
4.1	Second Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).
10.1	Letter Agreement with Ginger M. Jones (incorporated by reference to Exhibit 10.1 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).
10.2	Letter Agreement with Sara E. Armbruster (incorporated by reference to Exhibit 10.2 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTA CORPORATION

/s/ Geoffrey J. Hibner
Geoffrey J. Hibner
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2006

BANTA CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended September 30, 2006

Exhibit Number

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of Banta Corporation’s Current Report on Form 8-K/A dated November 2, 2006).

4.1	Second Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).

10.1	Letter Agreement with Ginger M. Jones (incorporated by reference to Exhibit 10.1 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).

10.2	Letter Agreement with Sara E. Armbruster (incorporated by reference to Exhibit 10.2 of Banta Corporation’s Current Report on Form 8-K dated November 1, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.